Form 10-Q
period 2023-09-30
Unite Acquisition 2 Corp.
filed 2023-11-14
CIK 1938570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-56581

Unite Acquisition 2 Corp.

(Exact name of registrant as specified in its charter)

Delaware	88-1593753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 E. 49th Street,
11th Floor
New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(917) 200-3734
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at November 14, 2023

UNITE ACQUISITION 2 CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

		Page

Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report		ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	2

	Condensed Statements of Operations (Unaudited) for the Three and Nine Months ended September 30, 2023 and for the Three Months ended and for the Period from March 10, 2022 (Inception) to September 30, 2022	3

	Condensed Statements of Changes in Stockholder’s Deficit (Unaudited) for the Three and Nine Months ended September 30, 2023 and for the Three Months and for the Period from March 10, 2022 (Inception) to September 30, 2022	4

	Condensed Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2023 and for the Period from March 10, 2022 (Inception) to September 30, 2022	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4.	Controls and Procedures.	13

PART II - OTHER INFORMATION		14

Item 1.	Legal Proceedings.	14

Item 1A.	Risk Factors.	14

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.	14

Item 3.	Defaults Upon Senior Securities.	14

Item 4.	Mine Safety Disclosures.	14

Item 5.	Other Information.	14

Item 6.	Exhibits.	14

Signatures		15

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, or joint ventures we may make or collaborations or strategic partnerships we may enter into.

You should read this Form 10-Q and the documents that we have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Unite Acquisition 2 Corp.

ii

Item 1. Financial Statements.

Unite ACQUISITION 2 Corp.

September 30, 2023

INDEX TO CONDENSED FINANCIAL STATEMENTS

Statement	Page

Index to Condensed Financial Statements	1

Condensed Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	2

Condensed Statements of Operations (Unaudited) for the Three and Nine Months ended September 30, 2023 and for the Three Months ended and for the Period from March 10, 2022 (Inception) to September 30, 2022	3

Condensed Statements of Changes in Stockholder’s Deficit (Unaudited) for the Three and Nine Months ended September 30, 2023 and for the Three Months and for the Period from March 10, 2022 (Inception) to September 30, 2022	4

Condensed Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2023 and for the Period from March 10, 2022 (Inception) to September 30, 2022	5

Notes to Condensed Financial Statements	6

Unite Acquisition 2 Corp.

CONDENSED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022

ASSETS

Current assets
Cash	$380	$500
Total current assets	380	500

Total assets	$380	$500

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Related party payables	$27,750	$15,000
Accounts payable and accrued expenses	28,500	12,500
Note payable – stockholder	22,815	304
Total current liabilities	79,065	27,804

Total liabilities	79,065	27,804

Commitments and contingencies

Stockholder’s deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 5,000,000 shares issued and outstanding as of September 30, 2023, and December 31, 2022	500	500
Accumulated deficit	(79,185)	(27,804)

Total stockholder’s deficit	(78,685)	(27,304)

Total liabilities and stockholder’s deficit	$380	$500

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite Acquisition 2 Corp.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period March 10, 2022 (Inception) to September 30,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-

General and administrative expenses	42,881	4,250	51,381	23,554

Loss from operations	$(42,881)	$(4,250)	$(51,381)	$(23,554)

Loss per common share - basic and dilutive net loss	$(0.009)	$(0.001)	$(0.010)	$(0.005)

Weighted average common shares outstanding - basic and dilutive	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite Acquisition 2 Corp.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(Unaudited)

						Total
	Preferred Stock		Common Stock		Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance, March 10, 2022 (inception)	-	$-	-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	-	500
Net loss	-	-	-	-	(15,054)	(15,054)
Balance, March 31, 2022	-	-	5,000,000	500	(15,054)	(14,554)
Net loss	-	-	-	-	(4,250)	(4,250)
Balance, June 30, 2022	-	-	5,000,000	500	(19,304)	(18,804)
Net loss	-	-	-	-	(4,250)	(4,250)
Balance, September 30, 2022	-	$-	5,000,000	$500	$(23,554)	$(23,054)

Balance, January 1, 2023	-	$-	5,000,000	$500	$(27,804)	$(27,304)
Net loss	-	-	-	-	(4,250)	(4,250)
Balance, March 31, 2023	-	-	5,000,000	500	(32,054)	(31,554)
Net loss	-	-	-	-	(4,250)	(4,250)
Balance, June 30, 2023	-	-	5,000,000	500	(36,304)	(35,804)
Net loss	-	-	-	-	(42,881)	(42,881)
Balance, September 30, 2023	-	$-	5,000,000	$500	$(79,185)	$(78,685)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite Acquisition 2 Corp.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2023	For the period March 10, 2022 (Inception) to September 30, 2022

Cash flows from operating activities
Net loss	$(51,381)	$(23,554)

Adjustments to reconcile net loss to net cash used in operating activities:
Related party payable	12,750	10,750
Accounts payable and accrued expenses	16,000	12,500
Net cash used in operating activities	(22,631)	(304)

Cash flows from financing activities:
Note payable - stockholder	22,511	304
Net cash provided by financing activities	22,511	304

Net decrease in cash and cash equivalents	(120)	-

Cash and cash equivalents, beginning of period	500	-

Cash and cash equivalents, end of period	$380	$-

Supplemental information:
Note payable represent constructive payments for expenses paid by stockholder on behalf of the Company	$22,511	$304
Accounts receivable for sale of common stock to stockholder	$-	$500

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite Acquisition 2 Corp.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

September 30, 2023

Note 1. Nature of Operations

Unite Acquisition 2 Corp, (the “Company”) was incorporated in the State of Delaware on March 10, 2022. The Company’s management has chosen December 31 for its fiscal year end.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly traded corporation. The Company’s principal business objective is to achieve long-term growth potential through a combination with a business, rather than immediate short-term earnings. The Company will not restrict its potential target companies to any specific business, industry, or geographical location. The analysis of business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of critical accounting policies consistently applied during the preparation of the accompanying condensed financial statements.

In the opinion of management, the accompanying condensed financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s balance sheet as of September 30, 2023, its statements of operations and stockholder’s deficit for the three and nine months ended September 30, 2023 and for the three months ended and for the period from March 10, 2022 (inception) to September 30, 2022, and its cash flows for the nine months ended September 30, 2023 and for the period from March 10, 2022 (inception) to September 30, 2022. The unaudited condensed financial statements, presented herein, do not contain all of the required disclosures under accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. The accompanying unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and related notes as of and for the period ended December 31, 2022.

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with GAAP.

Prior period reclassification

Prior period balance related to related party payable has been reclassified to conform to the current period presentation.

Emerging Growth Company

The Company is an “emerging growth company” and has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Net loss per share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive. As of September 30, 2023 and 2022, the Company did not have anti-dilutive securities.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed financial statements.

Note 3. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable Stockholder

On March 10, 2022, the Company issued a promissory note (the “Note”) to the sole stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company or amount of expenses incurred on behalf of the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Pursuant to the Note agreement, the Note is non-interest bearing unless an event of default occurs, as defined in the Note. As of September 30, 2023 and December 31, 2022, the amount due under the note payable was $22,815 and $304, respectively. The expenses paid on behalf of the Company for the nine months ended September 30, 2023 and from inception (March 10, 2022) to September 30, 2022 were $22,511 and $304, respectively. The expenses paid on behalf of the Company for the three months ended September 30, 2023 were $22,511. No expenses were paid on behalf of the Company for the three months ended September 30, 2022.

Advisory, accounting and administrative service agreement

In March 2022, the Company agreed to pay $1,250 a quarter for advisory, accounting and administrative support services provided by Lucius Partners LLC, sole stockholder of the Company. The Company incurred expenses amounts to $1,250 for the three months ended September 30, 2023 and 2022, which is reflected in related party payable on the condensed balance sheet as of September 30, 2023 and December 31, 2022, amounting to $8,750 and $5,000 respectively. The Company incurred expenses amounting to $3,750 for the nine months ended September 30, 2023 and from inception (March 10, 2022) to September 30, 2022.

The Company also incurred director fees with Nathan Pereira amounting to $3,000 during the three months ended September 30, 2023 and 2022, which is reflected in related party payable on the condensed balance sheet as of September 30, 2023 and December 31, 2022, amounting to $19,000 and $10,000, respectively. The Company incurred director fees with Nathan Pereira amounting to $9,000 and $7,000 during the nine months ended September 2023 and from inception (March 10, 2022) to September 30, 2022, respectively.

Note 4. Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses of $51,381 during the nine months ended September 30, 2023, has working capital deficit and has an accumulated deficit of $79,185 as of September 30, 2023. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from issuance of stock or receive continued financial support and additional borrowings from the existing promissory note from stockholder. Management intends to finance operations over the next twelve months through additional borrowings from the existing note from the sole stockholder. The accompanying condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 5. Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, which at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company holds cash at financial institutions that the Company believes are good credit, quality financial institutions and limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business.

Note 6.  Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 14, 2023, the issuance date of these unaudited condensed financial statements, and has not identified any requiring disclosure except as noted below.

Subsequent to September 30, 2023, the sole stockholder paid certain legal and professional expenses on behalf of the Company resulting in an increase in the note payable - stockholder balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of our Business

Unite Acquisition 2 Corp. was incorporated in the State of Delaware on March 10, 2022. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has focused its efforts to identify a possible business combination.

The Company is currently considered to be a “blank check” company. The Securities and Exchange Commission, or SEC, defines those companies as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, and that is issuing a penny stock, as defined in in Rule 3a51–1 under the Exchange Act. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

In addition, the Company is an “emerging growth company,” as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Exchange Act to hold a nonbinding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

The Company has also elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our gross revenues exceed $1.235 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the remainder of the fiscal year shall be to continue its efforts to locate suitable acquisition candidates. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with funds to be loaned to or invested in us by our stockholders, management or other investors.

During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports,

(ii)	accounting, auditing and general administrative expenses, and

(ii)	investigating, analyzing, and consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholder, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of September 30, 2023, the Company had $380 in cash. As of December 31, 2022, the Company had $500 in cash. On March 10, 2022, the Company issued a promissory note to Lucius Partners LLC (“Lucius Partners”), the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. As of September 30, 2023 and as of December 31, 2022, the total amount due under the note was $22,815 and $304, respectively.

Effective March 10, 2022, the Company also entered into a services agreement with Lucius Partners, pursuant to which we incur a quarterly fee of $1,250 to Lucius Partners for advisory, accounting, and administrative support services.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company, as of September 30, 2023 and as of December 31, 2022, had $380 and $500 in cash, respectively, and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $134,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider a business, which has recently commenced operations, as a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and needs additional capital. We believe that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. There is no assurance that we will in fact have access to additional capital or financing as a public company. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business we select for a potential business combination may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that the Company will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. While the Company is in a competitive market with a small number of business opportunities, through information obtained from industry professionals including attorneys, investment bankers, and other consultants with experience in the reverse merger industry, we believe that there are opportunities for a business combination with companies seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. A private operating company that may need to raise capital quickly could also benefit by completing a business combination with us rather than by filing its own Exchange Act registration statement because certain investors will not invest in a company that is not filing periodic and current reports with the SEC. On the other hand, the fact that our Common Stock is not quoted or listed and does not trade may adversely impact the Company’s likelihood of success in finding a target company and completing a business combination, especially if the Company is competing for such opportunities with other entities seeking candidates for such combinations that have publicly traded stock or other securities, which may be considered more attractive by some prospective targets. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. However, the Company’s sole shareholder, Lucius Partners, a privately held company, which provides a broad suite of services to help healthcare companies grow, achieve milestones, and generate value for their shareholders, and/or other entities with whom the Company has contacts, may assist in making introductions to candidates for a potential business combination. Lucius Partners has identified and invested in a wide spectrum of global industries, primarily in the healthcare space, and may assist the Company with due diligence in the form of identifying a business combination target, but is not obligated to do so. Except as described herein, there are currently no other agreements or preliminary understandings between us and Lucius Partners. As of the date of this filing, while Lucius Partners has introduced to the Company, and the Company has had preliminary discussions with, certain candidates for a potential business combination, no definitive terms have been agreed, and the Company has not entered into any definitive agreement with any party, and there can be no assurance any such discussions will result in any such agreements.

We have not established a specific timeline, nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities, including Lucius Partners, will locate a business combination target. We expect that funds in the amount of approximately $134,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our sole stockholder has indicated an intent to advance funds to the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our sole stockholder or any other person specifically requiring that it provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

Liquidity and Capital Resources

As of September 30, 2023, the Company had total assets equal to $380 comprised exclusively of cash. The Company’s current liabilities as of September 30, 2023, totaled $79,065 and was comprised of related party payables, accounts payable and accrued expenses and amounts due under a note payable to a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	For the Nine Months Ended September 30,	For the period March 10, 2022 (Inception) to September 30,
	2023	2022
Net cash used in operating activities	(22,631)	(304)
Net cash provided by financing activities	22,511	304
Net decrease in cash and cash equivalents	(120)	-

Issuance of Promissory Note to a Stockholder

On March 10, 2022, the Company issued a promissory note to Lucius Partners, the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. As of September 30, 2023 and as of December 31, 2022, the total amount due under the note was $22,815 and $304, respectively.

The Company has only cash assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the nine months ended September 30, 2023. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended September 30, 2023, and 2022, the Company had a net loss of $42,881 and $4,250, respectively, and for the nine months ended September 30, 2023 and from inception (March 10, 2022) to September 30, 2022, the Company had a net loss of $51,381 and $23,554 respectively, comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses.

In the next 12 months, we expect to incur expenses equal to approximately $134,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

Accounting estimates are an integral part of the financial statements prepared by management and are based on management’s knowledge and experience about past and current events and assumptions about future events. Management’s estimate of the deferred tax benefit arising from the net operating loss carry forwards and accrued expenses available to reduce future federal and state taxable income and the related valuation allowance in the same amount assumes that the Company will be acquired by a target company and the benefit will not be realized.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the note payable agreement disclosed above, an agreement to pay Nathan Pereira, a monthly fee of $1,000 for his services as a director and an agreement with Lucius Partners to pay $1,250 per quarter for advisory, accounting and administrative support services.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed financial statements in conformity with GAAP.

In connection with the preparation of this Form 10-Q, management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on their evaluation as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure appropriate review of the internally prepared financial statements as well as the lack of adequate segregation of accounting functions which could have resulted in material misstatements in the financial statements.

Management will aim to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, and designing and implementing financial reporting systems, processes, policies and internal control. We will continue to monitor our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until such time as we have added additional personnel, including additional accounting and administrative staff, allowing improved internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial holder of more than 5% of the Company’s voting securities, is an adverse party or has a material interest adverse to that of the Company.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index following the signature page to this Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2023	Unite Acquisition 2 Corp.

	By:	/s/ Nathan P. Pereira
Nathan P. Pereira
Chief Executive Officer, President,
Chief Financial Officer
Secretary and Director
(Principal Executive Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 10, 2023).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 10, 2023).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.