Form 10-K
period 2023-12-31
Unite Acquisition 2 Corp.
filed 2024-04-01
CIK 1938570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number: 000-56581

Unite Acquisition 2 Corp.
(Exact name of registrant as specified in its charter)

Delaware	88-1593753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 E. 49th Street, 11th Floor

New York, NY 10017

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (917) 200-3734

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, and as of the date of this report, there were and are no non-affiliate holders of common stock of the registrant.

As of April 1, 2024, there were 5,000,000 shares of common stock, par value $0.0001, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-K. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections, including, without limitation, our ability to complete a business combination, our expectations around the future performance of the prospective target business or businesses, our ability to obtain additional financing, if necessary, to complete a business combination, and the lack of a market for our securities.

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

You should read this Form 10-K and the documents that we have filed as exhibits to this Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “Unite Acquisition 2 Corp.,” “we,” “us,” “our,” the “Registrant” and the “Company” refer collectively to Unite Acquisition 2 Corp.

ii

PART I

Item 1. Business.

Business Formation

Unite Acquisition 2 Corp. was incorporated in the State of Delaware on March 10, 2022. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has not yet conducted negotiations or entered into a letter of intent concerning any target business. The Company selected December 31st as its fiscal year end.

Business of Issuer

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. As of December 31, 2023, the Company had $380 in cash, and its auditors have issued an opinion on the financial statements for the period ended December 31, 2023, raising substantial doubt about its ability to continue as a going concern. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. The Company’s plan of operation is to continue its efforts to locate suitable acquisition candidates. As of the date of this filing, the Company has not identified any specific milestones to be achieved by any specific date.

We anticipate incurring costs related to the filing of Exchange Act reports, and investigating, analyzing and consummating an acquisition. We believe we will be able to meet these costs through the use of funds to be loaned by or invested in us by our stockholder, management or other investors. Our stockholder has indicated its intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our stockholder specifically requiring that they provide any funds to the Company. As a result, there are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management. As of the date of this filing, while the Company has had preliminary discussions with certain potential business combination candidates regarding business opportunities for the Company, no definitive terms have been agreed, and the Company has not entered into any definitive agreement with any party, and there can be no assurance any such discussions will result in any such agreements. While the Company has limited assets and no revenues, the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek out a target company in any type of business, industry or geographical location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)	potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	strength and diversity of management, either in place or scheduled for recruitment;

(d)	capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	the cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)	the extent to which the business opportunity can be advanced; and

(g)	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be definitive, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant’s limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations.

In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies and our limited personnel and financial resources. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or other such professionals. As of the date of this filing, the Company has not specifically identified any third parties that it may engage to perform such a due diligence review. The costs associated with hiring third parties as required to complete a business combination may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company. While the Company does not intend to retain any entity to act as a “finder”, the Company’s sole stockholder, Lucius Partners LLC (“Lucius Partners”), a privately held company, which provides a broad suite of services to help healthcare companies grow, achieve milestones, and generate value for their shareholders, and/or other entities with whom the Company has contacts may assist in making introductions to candidates for a potential business combination. Lucius Partners has identified and invested in a wide spectrum of global industries, primarily in the healthcare space, and may assist the Company with due diligence in the form of identifying a business combination target. Except as described herein, there are currently no other agreements or preliminary understandings between us and Lucius Partners. As of the date of this filing, while Lucius Partners has introduced to the Company certain candidates for a potential business combination, no definitive terms have been agreed, and the Company has not entered into any definitive agreement with any party, and there can be no assurance any such discussions will result in any such agreements.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company, whether current stockholders of the Company will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination can be estimated once a business combination target has been identified. Any costs incurred with respect to the evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Through information obtained from industry professionals including attorneys, investment bankers, and other consultants with experience in the reverse merger industry, the Company is aware that there are hundreds of shell companies seeking a business combination target. As a result, the Company believes it is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. The fact that our Common Stock is not quoted or listed and does not trade may adversely impact the Company’s likelihood of success in finding a target company and completing a business combination, especially if the Company is competing for such opportunities with other entities seeking candidates for such combinations that have publicly traded stock or other securities, which may be considered more attractive by some prospective targets. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

In addition, our sole officer and director, Nathan P. Pereira, is currently involved with two other blank check companies (see Item 13 below) and may become associated with additional blank companies at any time in the future. As a result, conflicts may arise during the pursuit of business combinations with such other blank check companies with which our management is involved or may become involved with in the future if we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same business opportunity. In the event that there is a concurrent acquisition opportunity for any of the other blank check companies with which our management may be involved, the Company believes that its management will nevertheless be able to devote sufficient time and resources to the Company’s pursuit and realization of any such opportunity.

At this time, the Company has not identified any specific factors or criteria that will be used to determine which entity will proceed with a proposed transaction in the event of a conflict of interest and management reserves the right to use any such criteria as it determines to be relevant at the time a proposed transaction is presented. However, in the event a conflict of interest arises in connection with the identification of a proposed business transaction, the Company’s management and board of directors will use its reasonable judgment and intends to take all such actions as may be required to satisfy its fiduciary duties. At this time, there are no specific conflicts of interests identified by our management.

We presently have no employees apart from our management. Our officer and director is engaged in outside business activities and is employed on a full-time basis by the law firm of which he is a member (see Item 10 below). Our officer and director will be dividing his time amongst these entities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise their fiduciary duties as an officer and/or director of the Company and believes that they will be able to devote the time required to consummate a business combination transaction as necessary.

We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Form of Acquisition

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of its Common Stock or other securities of the Registrant, which could result in substantial dilution to the equity of stockholders of the Registrant immediately prior to the consummation of a transaction. Although the terms of any such transaction have not been identified and cannot be predicted, it is expected that any business combination transaction the Company may enter into would be structured as a “tax free” reorganization. It should be noted that the criteria for determining whether an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon the transaction meeting certain statutory and non-statutory requirements. There are different types of statutory requirements for each type of tax-free reorganization and thus each transaction must be reviewed carefully to determine its eligibility for a tax-free reorganization. One of the statutory requirements in a tax-free reorganization is that at least a certain percentage of the total consideration in the transaction must be voting stock of the acquirer corporation. This could result in substantial dilution to the equity of those who were stockholders of the Registrant prior to such reorganization. In addition, post-transaction dispositions of the Registrant’s stock received as consideration could have implications for the tax-free nature of the transaction in question. The Company does not intend to supply disclosure to stockholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation. In the event a proposed business combination involves a change in a majority of the directors of the Company, the Company will file and provide to stockholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

The stockholders of the Registrant prior to a business combination will likely not have control of a majority of the voting securities of the Registrant following such transaction. As part of such a transaction, all or a majority of the Registrant’s directors may resign, and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. Due to our current affiliation with Lucius Partners, we expect that Lucius Partners may be able to assist the Company in identifying a business combination target for us. Other than the promissory note issued by the Company to Lucius Partners and the services agreement between the Company and Lucius Partners, and the compensation arrangements with our sole director, all discussed below, we currently do not have any agreements or preliminary agreements between us and any other entities including but not limited to Lucius Partners.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. The costs that will be incurred are difficult to determine with any degree of specificity at this time as such costs are expected to be dependent on factors such as the amount of time it takes to identify and complete a business combination transaction, the location, size and complexity of the business of the target company, whether then current stockholders of the Company will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred. The Company has not established a timeline with respect to the identification of a business combination target.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our annual gross revenues exceed $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of any fiscal year following the anniversary of the initial reporting.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined in Item 10 of Regulation S-K (17 C.F.R. §229.10(f)(1)), the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Management believes the Company has adequate processes and systems to maintain the confidentiality of its communications and records. However, given our current business plan and lack of significant operations and employees, management does not believe that cybersecurity threats constitute a material risk for the Company. The Company currently does not have formal processes for assessing, identifying and managing risks from cybersecurity threats to the Company directly or through third-party service providers. We do not engage assessors, consultants, auditors or other third parties in connection with cybersecurity.

The Company has not experienced any cybersecurity incidents to date.

Governance

The board of directors oversees risks from cybersecurity threats. However, there are no specific processes by which the board may be informed about such risks.

Management is responsible for assessing and managing any material risks to the Company from cybersecurity threats. However, management has no specific expertise in such matters, and there are no specific processes by which management is informed about or monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. If any such risks were identified, management would report such risks to the board of directors.

If and when the Company completes a merger or other acquisition, the board of directors and management will assess the risks of cybersecurity threats to its business and adopt processes for assessing, identifying and managing risks from cybersecurity threats as warranted.

Item 2. Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Given the limited need of the Company, management believes that the office space is more than suitable and adequate. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

There are presently no pending legal proceedings to which the Company or any of its property is subject, or any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities is a party or has a material interest adverse to the Company, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 60,000,000 shares of capital stock, of which 50,000,000 are shares of Common Stock and 10,000,000 are shares of Preferred Stock. As of the date of filing this Form 10-K, 5,000,000 shares of Common Stock and zero shares of Preferred Stock were issued and outstanding and the Company had one stockholder of record.

Common Stock

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Company’s board of directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

There is currently no public market for our Common Stock. Furthermore, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business. However, we cannot guarantee our Common Stock will ever be listed on any exchange or approved for quotation on any over-the-counter market.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power, or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not authorized any securities for issuance under an equity incentive plan.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation is to continue its efforts to locate suitable acquisition candidates. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with funds to be loaned to us or invested in us by our stockholder, management or other investors.

During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports,

(ii)	accounting, auditing and general administrative expenses, and

(ii)	investigating, analyzing, and consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholder, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of December 31, 2023, the Company had $380 in cash. As of December 31, 2022, the Company had $500 in cash. On March 10, 2022, the Company issued a promissory note to Lucius Partners LLC (“Lucius Partners”), the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. As of December 31, 2023 and 2022, the total amount due under the note was $79,564 and $304, respectively.

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

The Company, as of December 31, 2023 and 2022, had $380 and $500 in cash, respectively, and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $139,000 related to legal, accounting, audit, tax and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

We have not established a specific timeline, nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities, including Lucius Partners, will locate a business combination target. We expect that funds in the amount of approximately $139,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our sole stockholder has indicated an intent to advance funds to the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our sole stockholder or any other person specifically requiring that it provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, the Company had total assets equal to $380 and $500, respectively, comprised exclusively of cash. The Company’s current liabilities as of December 31, 2023 and 2022, totaled $111,622 and $27,804, respectively, and were comprised of related party payables, accounts payable and accrued expenses, and amounts due under a note payable to a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	For the Year	For the period March 10, 2022
	Ended	(Inception) to
	December 31, 2023	December 31, 2022
Net cash used in operating activities	$(79,380)	$(304)
Net cash provided by financing activities	79,260	804
Net (decrease) increase in cash	$(120)	$500

Issuance of Promissory Note to a Stockholder and Director

On March 10, 2022, the Company issued a promissory note to Lucius Partners, the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. As of December 31, 2023 and 2022, the total amount due under the note was $79,564 and $304, respectively.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the year ended December 31, 2023, or for the period from inception through December 31, 2022. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the year ended December 31, 2023 and from inception (March 10, 2022) to December 31, 2022, the Company had a net loss of $83,938 and $27,804, respectively, comprised of accounting, audit, legal, tax and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses.

In the next 12 months, we expect to incur expenses equal to approximately $139,000 related to legal, accounting, audit, tax, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

We have not identified any critical accounting estimates.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Please see the financial statements beginning on page F-1 located in this Annual Report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As the Company is a shell company with no or nominal business operations, Mr. Pereira would immediately become aware of matters that would require disclosure under the Exchange Act.

In connection with the preparation of this Form 10-K, management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on their evaluation as of the end of the year covered by this report, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not designed and implemented and hence thereby not effective to ensure appropriate review of the internally prepared financial statements as well as the lack of adequate segregation of accounting functions which could have resulted in material misstatements in the financial statements.

Management will aim to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, and designing and implementing financial reporting systems, processes, policies and internal control. We will continue to monitor our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until such time as we have added additional personnel, including additional accounting and administrative staff, allowing improved internal control over financial reporting. We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with our Board of Directors.

Based on this assessment, management concluded that our internal control over financial reporting was not effective as the previously disclosed material weakness in our internal control over financial reporting continued to exist as of December 31, 2023. The material weakness identified related to the lack of segregation of duties and overall control environment, as we had insufficient internal resources to design, implement, document, and operate effective internal controls around our financial reporting process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a “smaller reporting company” as defined by Item 10 of Regulation S-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Item 9B. Other Information.

Insider Trading Arrangements

No director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5–1(c); or (ii) any “non-Rule 10b5–1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors and additional information concerning each of them are as follows:

Name	Age	Position(s)
Nathan P. Pereira	45	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Nathan P. Pereira has served as the Company’s President, Secretary, Chief Executive Officer, Chief Financial Officer and Director since inception. Mr. Pereira is a member of the law firm of Gilbride Tusa Last & Spellane LLC (“GTLS”). GTLS is not and has never been a parent, subsidiary or other affiliate of the Company. Prior to joining GTLS in 2019 he was in private practice. He counsels private companies with risk management, corporate governance, and employment matters as well as business owners in their confidential matters. He concentrates his practice in the areas of employment law, intellectual property law including trademarks and copyrights, business mergers and acquisitions, private equity financing including private placement offerings, representation of investment advisors and broker/dealers and entity selection. Additionally, Mr. Pereira leverages his past experience as a director of an international art gallery in representing galleries, artists, art foundations and art brokers.

Mr. Pereira is a graduate of the University of Michigan, and Pace University School of Law. He is admitted to practice in the States of New York and Connecticut and is admitted to practice before the United States District Courts for the Southern and Eastern Districts of New York, United States Court of Appeals Second Circuit, United States Bankruptcy Court for the Southern District of New York, and United States Court of Federal Claims.

Mr. Pereira is also Chief Executive Officer and sole director of Unite Acquisition 1 Corp. and Unite Acquisition 3 Corp., which are affiliates of the registrant.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

Committees

The Company does not have any standing committees.

Conflicts of Interest

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by stockholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics

The Company, as of this time, has not adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only one person who serves as sole director and officer and only one stockholder. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of a Code of Ethics at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are no activities or transactions which would be subject to this code. At the time the Company enters into a business combination, the current officers and directors will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The Company has no activities and earns no revenues. At such time that the Company enters into a business combination and/or has additional stockholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there is currently only one stockholder of the Company, there is no established process by which stockholders to the Company can nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more stockholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for stockholder nomination of members to the Company’s board of directors.

No securities of the Company are publicly traded or listed or quoted on any exchange or quotation system, and all of its outstanding securities are restricted securities (as defined in Rule 144 under the Securities Act) bearing customary legends and restrictions on transfer and are held by a single holder; therefore, management believes that insider trading policies and procedures governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees, or the Company itself, are not necessary at this time, and the Company has not adopted any such policies or procedures. Management believes that the Company’s sole shareholder is familiar with the applicable insider trading laws, rules and regulations.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officer and director during the year ended December 31, 2023, and the period from inception (March 10, 2022) through December 31, 2022.

Summary Compensation Table

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Nathan P. Pereira (1) Chief Executive Officer, President, Secretary and	2023	-	-	-	-	-
Chief Financial Officer	2022	-	-	-	-	-

(1)	Nathan P. Pereira was appointed to serve as the Company’s President, Secretary, Chief Executive Officer and Chief Financial Officer on March 10, 2022. He neither has received nor is he currently entitled to receive any compensation for his services as an executive officer of the Company since inception. See “Director Compensation” below.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officers. The Company’s officer and director has not received any cash or other compensation since inception through the date of this filing. No compensation of any nature has been paid for on account of services rendered by a director in such capacity.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Except as otherwise disclosed herein, there are currently no understandings, agreements or arrangements, whether written or unwritten, regarding compensation our management will receive from the Company, or to the Company’s knowledge from any other person, prior to, upon or after a business combination. There are no understandings or, agreements or arrangements, whether written or unwritten, under which our management will receive from the Company, or to the Company’s knowledge from any other person, any compensation upon termination of services with the Company or upon a change in control of the Company.

Director Compensation

The following table sets forth the compensation of the Company’s sole director for the year ended December 31, 2023:

Name	Fees earned or paid in cash ($)		Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Nathan P. Pereira (1)	$12,000	(2)	-	-	-	-	-	$12,000

(1)	Nathan P. Pereira was appointed to serve as a member of the Company’s board of director on March 10, 2022.

(2)	The Company agreed to pay Mr. Pereira a fee of $1,000 per month for his services as a director; such amounts have not yet been paid and have been accrued as a liability.

Compensation Committee and Insider Participation

The Company does not have a standing compensation committee or a committee performing similar functions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this filing, the number of shares of Common Stock owned of record and beneficially by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, (ii) each director and named executive officer of the Company and (iii) all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Executive Officers and Directors:
Nathan P. Pereira(1) 12 E. 49th Street, 11th Floor New York, NY 10017	--	--	*%

All Directors and Officers as a Group (1 person)	--	--	*%

5% Holders:
Lucius Partners LLC(2) 12 E. 49th Street, 11th Floor New York, NY 10017	5,000,000	100%

(1)	Nathan P. Pereira serves as President, Secretary, Chief Executive Officer, Chief Financial Officer and a director of the Company.

(2)	Matthew Eitner has a majority of the voting interests in Lucius Partners LLC and the power to vote and to dispose of the shares held by Lucius Partners LLC and may be deemed the beneficial owner of the shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under an equity incentive plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On March 10, 2022, the Company issued (i) an aggregate of 5,000,000 shares of Common Stock to its sole stockholder, Lucius Partners LLC, for an aggregate purchase price equal to $500, pursuant to the terms and conditions set forth in the Common Stock Purchase Agreement with Lucius Partners. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On March 10, 2022, the Company issued a promissory note to Lucius Partners, the sole shareholder of the Company, pursuant to which the Company agreed to repay Lucius Partners the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”), and starting from five days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. As of December 31, 2023 and 2022, the total amount due under the note was $79,564 and $304, respectively.

Effective March 10, 2022, the Company also entered into a services agreement with Lucius Partners, pursuant to which we pay Lucius Partners a quarterly fee of $1,250 for advisory, accounting, and administrative support services. The Company currently uses the office space and equipment of its management under this agreement.

Promoters and Certain Control Persons

The Company’s management, through its various contacts and affiliations with other entities, including its sole stockholder, Lucius Partners, may assist the Company with due diligence in identifying a business combination target. There are currently no agreements or preliminary agreements between us and any other entities including but not limited to Lucius Partners. As of this date, Lucius Partners has not introduced any specific candidate for a potential business combination to the Company. If Lucius Partners identifies or introduces any potential business combination opportunities to the Company, the principal owners of Lucius Partners, including members of our management may purchase securities in the Company.

Each of the sole stockholder of the Company and the sole director and officer of the Company may also be deemed to be a promoter of the following current blank check companies.

Name	Registration Statement Filing Date	SEC File Number	Status	Pending/ Completed Business Combinations	Additional Information
Unite Acquisition 1 Corp.	10/10/2023	000-56583	Effective	None	Lucius Partners has been the sole stockholder of the company since 3/10/2022. Nathan P. Pereira has served as President, Secretary, Chief Executive Officer Chief Financial Officer, and Director of the company since 3/10/2022.
Unite Acquisition 3 Corp.	10/06/2023	000-56582	Effective	None	Lucius Partners has been the sole stockholder of the company since 3/10/2022. Nathan P. Pereira has served as President, Secretary, Chief Executive Officer Chief Financial Officer, and Director of the company since 3/10/2022.

Director Independence

Our Common Stock is not listed or quoted on any national exchange, over-the-counter market or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our sole director, Nathan P. Pereira, is not considered independent as he serves as an officer of the Company.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14. Principal Accountant Fees and Services.

KNAV CPA LLP (“KNAV”) is the Company’s independent registered public accounting firm.

The following table represents fees paid for the year ended December 31, 2023 and period March 10, 2022 (Inception) to December 31, 2022 for professional audit services rendered by our independent registered public accounting firm:

For the period
March 10,
	For the Year Ended	2022 (Inception) to
	December 31, 2023	December 31, 2022

Audit fees (1)	$32,035	$-
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$32,035	$-

(1)	Audit fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

●	Bookkeeping or other services related to the accounting records or financial statements

●	Financial information systems design and implementation

●	Appraisal or valuation services, fairness opinions or contribution-in-kind reports

●	Actuarial services

●	Internal audit outsourcing services

●	Management functions

●	Broker-dealer, investment adviser or investment banking services

●	Legal services

●	Expert services unrelated to the audit

Audit Committee’s Pre-Approval Process

The Company does not have a standing audit committee or a committee performing similar functions.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

We have filed the following documents as part of this Form 10-K:

1. Financial Statements

Statement	Page
Index to Financial Statements	F-1

Report of Independent Registered Public Accounting Firm (PCAOB ID: 2983)	F-2

Balance Sheets as of December 31, 2023 and 2022	F-3

Statements of Operations for the Year Ended December 31, 2023, and for the period March 10, 2022 (inception) to December 31, 2022	F-4

Statements of Changes in Stockholder’s Deficit for the Year Ended December 31, 2023, and for the period March 10, 2022 (inception) to December 31, 2022	F-5

Statements of Cash Flows for the Year Ended December 31, 2023, and for the period March 10, 2022 (inception) to December 31, 2022	F-6

Notes to Financial Statements	F-7

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on August 10, 2023)

3.2	By-Laws (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on August 10, 2023)

4.1	Description of Registrant’s Securities (incorporated by reference from Item 11 of the Company’s registration Statement on Form 10 filed with SEC on August 10, 2023)

10.1	Promissory Note issued by the Company to Lucius Partners LLC, dated March 10, 2022 (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on August 10, 2023)

10.2	Administrative Services Agreement between the Company and Lucius Partners dated as of March 10, 2022 (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on August 10, 2023)

10.3	Common Stock Purchase Agreement by and between the Company and Lucius Partners LLC, dated March 10, 2022 (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on August 10, 2023)

31.1*	Certification of Principal Executive, Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive, Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

UNITE ACQUISITION 2 CORP.

Date: April 1, 2024	By:	/s/ Nathan P. Pereira
Nathan P. Pereira
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Nathan P. Pereira	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer,	April 1, 2024
	Nathan P. Pereira	Principal Financial Officer, and Principal Accounting Officer)

UNITE ACQUISITION 2 CORP.

December 31, 2023

INDEX TO FINANCIAL STATEMENTS

Statement	Page
Index to Financial Statements	F-1

Report of Independent Registered Public Accounting Firm (PCAOB ID: 2983)	F-2

Balance Sheets as of December 31, 2023 and 2022	F-3

Statements of Operations for the year-ended December 31, 2023, and for the period March 10, 2022 (Inception) to December 31, 2022	F-4

Statements of Changes in Stockholder’s Deficit for the year-ended December 31, 2023, and for the period March 10, 2022 (Inception) to December 31, 2022	F-5

Statements of Cash Flows for the year-ended December 31, 2023, and for the period March 10, 2022 (Inception) to December 31, 2022	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholder of Unite Acquisition 2 Corp

Opinion on the financial statements

We have audited the accompanying balance sheets of Unite Acquisition 2 Corp (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholder’s deficit and cash flows for the year ended December 31, 2023 and the period from March 10, 2022 (since inception) through December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and the period from March 10, 2022 (since inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the company’s ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses from inception, has working capital deficit and has an accumulated deficit. The Company’s business plan is dependent upon completion of business combination or raise additional capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KNAV CPA LLP

We have served as the Company’s auditor since 2023.

Atlanta, Georgia

April 1, 2024

PCAOB ID# 2983

Unite Acquisition 2 Corp.

BALANCE SHEETS

(all amounts in USD, except number of shares and per share data)

	December 31,
	2023	2022
ASSETS

Current assets
Cash	$380	$500
Total current assets	380	500

Total assets	$380	$500

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Related party payables	$32,000	$15,000
Accounts payable and accrued expenses	58	12,500
Note payable - stockholder	79,564	304
Total current liabilities	111,622	27,804

Total liabilities	111,622	27,804

Commitments and contingencies (Note 5)

Stockholder’s deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 5,000,000 shares issued and outstanding as of December 31, 2023, and 2022	500	500
Accumulated deficit	(111,742)	(27,804)

Total stockholder’s deficit	(111,242)	(27,304)

Total liabilities and stockholder’s deficit	$380	$500

The accompanying notes are an integral part of the financial statements.

Unite Acquisition 2 Corp.

STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares and per share data)

		For the period
	For the Year	March 10, 2022
	Ended	(Inception) to
	December 31, 2023	December 31, 2022

Revenue	$-	$-

General and administrative expenses	83,938	27,804

Loss from operations	$(83,938)	$(27,804)

Loss per common share - basic and dilutive net loss	$(0.017)	$(0.006)

Weighted average common shares outstanding - basic and dilutive	5,000,000	5,000,000

The accompanying notes are an integral part of the financial statements.

Unite Acquisition 2 Corp.

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(all amounts in USD, except number of shares and per share data)

	Preferred Stock		Common Stock		Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance, March 10, 2022 (inception)	-	$-	-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	-	500
Net loss	-	-	-	-	(27,804)	(27,804)
Balance, December 31, 2022	-	-	5,000,000	500	(27,804)	(27,304)
Net loss	-	-	-	-	(83,938)	(83,938)
Balance, December 31, 2023	-	-	5,000,000	500	(111,742)	(111,242)

The accompanying notes are an integral part of the financial statements.

Unite Acquisition 2 Corp.

STATEMENTS OF CASH FLOWS

(all amounts in USD)

		For the period
	For the Year	March 10, 2022
	Ended	(Inception) to
	December 31, 2023	December 31, 2022

Cash flows from operating activities
Net loss	$(83,938)	$(27,804)

Adjustments to reconcile net loss to net cash used in operating activities:
Related party payable	17,000	15,000
Accounts payable and accrued expenses	(12,442)	12,500
Net cash used in operating activities	(79,380)	(304)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	500
Note payable - stockholder	79,260	304
Net cash provided by financing activities	79,260	804

Net (decrease) increase in cash	(120)	500

Cash beginning of period	500	-

Cash, end of period	$380	$500

Supplemental information:
Note payable represent constructive payments for expenses paid by stockholder on behalf of the Company	$79,260	$304

The accompanying notes are an integral part of the financial statements.

Unite Acquisition 2 Corp.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of critical accounting policies consistently applied during the preparation of the accompanying financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Any references in these notes to applicable guidance is meant to refer to GAAP as found in Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash

Cash includes deposits at banking institutions.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes (“ASC 740”), from its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized.

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of December 31, 2023 and 2022, the Company does not have any unrecognized tax benefits.

Net loss per share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive. As of December 31, 2023 and 2022, the Company did not have anti-dilutive securities.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Capital Stock

Preferred Stock

As of December 31, 2023 and 2022, the Company is authorized to issue 10,000,000 shares of preferred stock, par value of $0.0001. As of December 31, 2023 and 2022, there were NIL shares of preferred stock issued and outstanding. The voting rights, preferences, limitations, or restrictions are subject to approval by the board of directors from time to time.

Common Stock

As of December 31, 2023 and 2022, the Company is authorized to issue 50,000,000 shares of common stock, par value of $0.0001. As of December 31, 3023 and 2022, there were 5,000,000 shares of common stock issued and outstanding. Each stockholder will be entitled to one vote.

Note 4. Income Taxes

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

		For the period
	For the Year	March 10, 2022
	Ended	(Inception) to
	December 31, 2023	December 31, 2022

Statutory federal income taxes	21.0%	21.0%
Statutory state income taxes	13.6	-
Change in valuation allowance	(34.6)	(21.0)
Total provision	-%	-%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company’s deferred tax assets for federal income taxes consisted of the following:

	December 31,
	2023	2022
Deferred tax assets
Accrued advisory fees	$3,127	$-
Accrued officer compensation	6,879	-
Net operating loss carryforwards – State and Federal	24,907	5,838
Gross deferred tax assets	34,913	5,838
Valuation allowance	(34,913)	(5,838)
Deferred tax assets, net of valuation allowance	$-	$-

As of December 31, 2023 and 2022, the Company has net operating loss (NOL) carryforwards indefinitely for federal income tax purposes of $79,680 and $27,804, respectively, which are available to offset future federal taxable income with an 80% taxable income limitation. The Company also has state and local NOLs, $79,614 and $79,564, respectively, carryforwards to offset future taxable income, and it expires during various years through 2042. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company has insignificant amounts of income tax expense related to minimum state and city income taxes due to operating losses incurred for the years ended December 31, 2023 and 2022.

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2023 and 2022. The valuation allowance increased by $29,075 during the year ended December 31, 2023.

The Company may recognize interest and penalties related to uncertain tax positions as a component of income tax expenses or benefits. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s financial statements. As of December 31, 2023, tax year for 2022 is subject to examination by the tax authorities.

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable Stockholder

On March 10, 2022, the Company issued a promissory note (the “Note”) to the sole stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company or amount of expenses incurred on behalf of the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Pursuant to the Note agreement, the Note is non-interest bearing unless an event of default occurs, as defined in the Note. As of December 31, 2023 and 2022, the amount due under the note payable was $79,564 and $304, respectively. The expenses paid on behalf of the Company for the year ended December 31, 2023 and from inception (March 10, 2022) to December 31, 2022 was $79,260 and $304, respectively.

Advisory, accounting, and administrative service agreement

In March 2022, the Company agreed to pay $1,250 a quarter for advisory, accounting, and administrative support services provided by Lucius Partners LLC, sole stockholder of the Company. The Company incurred expenses amounting to $5,000 for the year ended December 31, 2023, and from inception (March 10, 2022) to December 31, 2022, which is reflected in related party payable on the balance sheets as of December 31, 2023, and 2022, total amounting to $10,000 and $5,000, respectively.

The Company incurred director fees with Nathan Pereira amounting to $12,000 and $10,000 for the year ended December 31, 2023, and from inception (March 10, 2022) to December 31, 2022, respectively, which is reflected in related party payable on the balance sheets as of December 31, 2023, and 2022, total amounting to $22,000 and $10,000, respectively.

Note 6. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses of $83,938 for the year ended December 31, 2023, has working capital deficit and has an accumulated deficit of $111,742 as of December 31, 2023. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from issuance of stock or receive continued financial support and additional borrowings from the existing promissory note from stockholder. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 7. Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash, which at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company holds cash at financial institutions that the Company believes are good credit, quality financial institutions and limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business.

Note 8.  Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through April 1, 2024, the issuance date of these financial statements and has not identified any requiring disclosure except as noted below.

Subsequent to December 31, 2023, the sole stockholder paid certain legal and professional expenses on behalf of the Company resulting in an increase in the note payable - stockholder balance.