Form 10-Q
period 2025-06-30
Unite Acquisition 2 Corp.
filed 2025-08-07
CIK 1938570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at August 7, 2025

UNITE ACQUISITION 2 CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

ii

Item 1. Financial Statements.

Unite ACQUISITION 2 Corp.

June 30, 2025

Unite ACQUISITION 2 Corp.

CONDENSED BALANCE SHEETS

(all amounts in USD, except number of shares and per share data)

	June 30, 2025 (Unaudited)	December 31, 2024

ASSETS

Current assets
Cash	$1,892	$29,188
Total current assets	1,892	29,188

Total assets	$1,892	$29,188

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Related party payable	$6,500	$-
Accounts payable and accrued expenses	40,753	5,522
Accrued interest - note payable - Lucius Partners Opportunity Fund	22,151	5,786
Note payable - stockholder	20,000	-
Note payable - Lucius Partners Opportunity Fund	275,000	275,000
Total current liabilities	364,404	286,308

Total liabilities	364,404	286,308

Commitments and contingencies (Note 3)

Stockholder’s deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 5,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	500	500
Accumulated deficit	(363,012)	(257,620)

Total stockholder’s deficit	(362,512)	(257,120)

Total liabilities and stockholder’s deficit	$1,892	$29,188

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite ACQUISITION 2 Corp.

CONDENSED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

General and administrative expenses	$35,521	$31,791	$89,028	$83,086

Loss from operations	(35,521)	(31,791)	(89,028)	(83,086)

Interest expense	8,227	-	16,364	-

Net loss	$(43,748)	$(31,791)	$(105,392)	$(83,086)

Loss per common share - basic and dilutive net loss	$(0.009)	$(0.006)	$(0.021)	$(0.017)

Weighted average common shares outstanding - basic and dilutive	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite ACQUISITION 2 Corp.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(all amounts in USD, except number of shares and per share data)

(Unaudited)

						Total
	Preferred Stock		Common Stock		Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance, January 1, 2024	-	$-	5,000,000	$500	$(111,742)	$(111,242)
Net loss	-	-	-	-	(51,295)	(51,295)
Balance, March 31, 2024	-	-	5,000,000	500	(163,037)	(162,537)
Net loss	-	-	-	-	(31,791)	(31,791)
Balance, June 30, 2024	-	$-	5,000,000	$500	$(194,828)	$(194,328)

Balance, January 1, 2025	-	$-	5,000,000	$500	$(257,620)	$(257,120)
Net loss	-	-	-	-	(61,644)	(61,644)
Balance, March 31, 2025	-	-	5,000,000	500	(319,264)	(318,764)
Net loss	-	-	-	-	(43,748)	(43,748)
Balance, June 30, 2025	-	$-	5,000,000	$500	$(363,012)	$(362,512)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite ACQUISITION 2 Corp.

CONDENSED STATEMENTS OF CASH FLOWS

(all amounts in USD)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

Cash flows from operating activities
Net loss	$(105,392)	$(83,086)

Adjustments to reconcile net loss to net cash used in operating activities:
Related party payable	6,500	8,500
Accounts payable and accrued expenses	35,231	43,896
Accrued interest - note payable - Lucius Partners Opportunity Fund	16,365	-
Net cash used in operating activities	(47,296)	(30,690)

Cash flows from financing activites:
Note payable – stockholder proceeds	20,000	30,632
Net cash provided by financing activities	20,000	30,632

Net decrease in cash and cash equivalents	(27,296)	(58)

Cash and cash equivalents, beginning of period	29,188	380

Cash and cash equivalents, end of period	$1,892	$322

Supplemental information:
Note payable represent constructive payments for expenses paid by stockholder on behalf of the Company	$-	$30,632

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite ACQUISITION 2 Corp.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

June 30, 2025

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

In the opinion of management, the accompanying unaudited condensed financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed financial statements) considered necessary to present fairly the Company’s balance sheet as of June 30, 2025, its statements of operations and stockholder’s deficit for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. The unaudited condensed financial statements, presented herein, do not contain all of the required disclosures under with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual financial statements and related notes as of and for the year ended December 31, 2024.

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

Net loss per share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive. As of June 30, 2025 and December 31, 2024, the Company did not have anti-dilutive securities.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Legal fees	$9,000	$9,000	$18,000	$18,000
Accounting and other professional services	23,495	19,733	64,486	59,028
Director fees	3,000	3,000	6,000	6,000
Others	26	58	542	58
Total	$35,521	$31,791	$89,028	$83,086

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

Advisory, accounting and administrative service agreement

In March 2022, the Company agreed to pay $1,250 a quarter for advisory, accounting, and administrative support services provided by Lucius Partners LLC, sole stockholder of the Company. The Company incurred expenses amounting to $1,250 for the three months ended June 30, 2025 and 2024, which is reflected in related party payable on the condensed balance sheets as of June 30, 2025. The Company incurred expenses amounting to $2,500 for the six months ended June 30, 2025 and 2024. The balance as of June 30, 2025 was $2,500. There was no balance as of December 31, 2024.

The Company incurred director fees with Nathan Pereira amounting to $3,000 for the three months ended June 30, 2025 and 2024, which is reflected in related party payable on the condensed balance sheets as of June 30, 2025. The Company repaid $2,000 during the quarter ended March 31, 2025. The Company incurred director fees with Nathan Pereira amounting to $6,000 during the six months ended June 30, 2025 and 2024. The balance as of June 30, 2025 was $4,000. There was no balance as of December 31, 2024.

Note Payable Stockholder

On March 10, 2022, the Company issued a promissory note (the “Note”) to the sole stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company or amount of expenses incurred on behalf of the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Pursuant to the Note agreement, the Note is non-interest bearing unless an event of default occurs, as defined in the Note. The Note was repaid in October 2024 in the amount of $131,647, utilizing the proceeds from the Promissory Note from LPOF. On May 31, 2025, the Company borrowed an additional $20,000 under this Note agreement. As of June 30, 2025 and December 31, 2024, the amount due under the note payable was $20,000 and $0, respectively. The Company used the $20,000 in additional proceeds to pay accrued expenses for the three months and six months ended June 30, 2025. The expenses paid on behalf of the Company for the three and six months ended June 30, 2024 were $30,632.

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

The Company recognized accrued interest expense of $22,151 and $5,786 in the balance sheet as of June 30, 2025 and December 31, 2024, respectively. During the three months and six months ended June 30, 2025, the Company recognized $8,227 and $16,365, respectively of interest expense related to the LPOF Note. There was no such expense for the comparable prior periods.

Note 4. Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses of $105,392 during the six months ended June 30, 2025, has working capital deficit and has an accumulated deficit of $363,012 as of June 30, 2025. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these unaudited condensed financial statements are issued. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from issuance of stock or receive continued financial support and additional borrowings from the existing promissory note from stockholder. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note. The accompanying unaudited condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Note 6.  Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 7, 2025, the issuance date of these unaudited condensed financial statements, and has not identified any requiring disclosure except as noted below.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management, other investors and affiliates. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of June 30, 2025, the Company had $1,892 in cash. As of December 31, 2024, the Company had $29,188 in cash. On March 10, 2022, the Company issued a promissory note to Lucius Partners LLC (“Lucius Partners”), the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. The entirety of this promissory note was repaid in fiscal year 2024. In May 2025, the Company was issued an additional $20,000 under this note. On October 28, 2024, the Company entered into an Unsecured Promissory Note Agreement with Lucius Partners Opportunity Fund, LP, an affiliate of the Company, and received $275,000. The note accrues 12% interest annual. The Note matures on October 28, 2025 and can be prepaid at anytime without penalty. We used the proceeds to pay off the note payable – stockholder, related party payable, other accrued expenses and general expenses.

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

The Company, as of June 30, 2025 and as of December 31, 2024, had $1,892 and $29,188 in cash, respectively, and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $188,000 related to legal, accounting, audit, other professional service fees and interest expense incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

We have not established a specific timeline, nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities, including Lucius Partners, will locate a business combination target. We expect that funds in the amount of approximately $188,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our sole stockholder has indicated an intent to advance funds to the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our sole stockholder or any other person specifically requiring that it provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, the Company had total assets equal to $1,892 and $29,188, respectively, comprised exclusively of cash. The Company’s current liabilities as of June 30, 2025 and December 31, 2024, totaled $364,404 and $286,308, respectively, was comprised of related party payables, accounts payable and accrued expenses, note payable - stockholder and amounts due under a note payable to Lucius Opportunity Fund. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	For the Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(47,296)	$(30,690)
Net cash provided by financing activities	20,000	30,632
Net decrease in cash and cash equivalents	$(27,296)	$(58)

Issuance of Promissory Note to a Stockholder and Director

On March 10, 2022, the Company issued a promissory note to Lucius Partners, the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. This note was paid in its entirety during fiscal year 2024. In May 2025, the Company was issued an additional $20,000 under this note agreement.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the three and six months ended June 30, 2025. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2025, and 2024, the Company had a net loss of $43,748 and $31,791, respectively, and for the six months ended June 30, 2025 and 2024, the Company had a net loss of $105,392 and $83,086 respectively, comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses and accrued interest expense on the Promissory Note with LPOF.

In the next 12 months, we expect to incur expenses equal to approximately $188,000 related to legal, accounting, audit, other professional service fees and interest expense incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangement

During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 7, 2025	Unite Acquisition 2 Corp.

	By:	/s/ Nathan P. Pereira
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