Form 10-Q
period 2025-09-30
Unite Acquisition 2 Corp.
filed 2025-11-07
CIK 1938570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at November 7, 2025

UNITE ACQUISITION 2 CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

ii

Item 1. Financial Statements.

Unite ACQUISITION 2 Corp.

September 30, 2025

Unite ACQUISITION 2 Corp.

CONDENSED BALANCE SHEETS

(all amounts in USD, except number of shares and per share data)

	September 30, 2025 (Unaudited)	December 31, 2024

ASSETS

Current assets
Cash	$4,304	$29,188
Total current assets	4,304	29,188

Total assets	$4,304	$29,188

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Accounts payable and accrued expenses	$50,660	$5,522
Related party payable	10,750	-
Accrued interest - note payable - Lucius Partners Opportunity Fund	30,468	5,786
Note payable - stockholder	40,000	-
Note payable - Lucius Partners Opportunity Fund, short-term	-	275,000
Total current liabilities	131,878	286,308
Note payable - Lucius Partners Opportunity Fund, long-term	275,000	-
Total liabilities	406,878	286,308

Commitments and contingencies (Note 3)

Stockholder’s deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 5,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	500	500
Accumulated deficit	(403,074)	(257,620)

Total stockholder’s deficit	(402,574)	(257,120)

Total liabilities and stockholder’s deficit	$4,304	$29,188

The accompanying notes are an integral part of the condensed financial statements.

Unite ACQUISITION 2 Corp.

CONDENSED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

General and administrative expenses	$31,744	$27,096	$120,772	$110,182

Loss from operations	(31,744)	(27,096)	(120,772)	(110,182)

Interest expense	8,318	-	24,682	-

Net loss	$(40,062)	$(27,096)	$(145,454)	$(110,182)

Loss per common share - basic and dilutive net loss	$(0.008)	$(0.005)	$(0.029)	$(0.022)

Weighted average common shares outstanding - basic and dilutive	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of the condensed financial statements.

Unite ACQUISITION 2 Corp.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(all amounts in USD, except number of shares and per share data)

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance, January 1, 2024	-	$-	5,000,000	$500	$(111,742)	$(111,242)
Net loss	-	-	-	-	(51,295)	(51,295)
Balance, March 31, 2024	-	-	5,000,000	500	(163,037)	(162,537)
Net loss	-	-	-	-	(31,791)	(31,791)
Balance, June 30, 2024	-	-	5,000,000	500	(194,828)	(194,328)
Net loss	-	-	-	-	(27,096)	(27,096)
Balance, September 30, 2024	-	$-	5,000,000	$500	$(221,924)	$(221,424)

Balance, January 1, 2025	-	$-	5,000,000	$500	$(257,620)	$(257,120)
Net loss	-	-	-	-	(61,644)	(61,644)
Balance, March 31, 2025	-	-	5,000,000	500	(319,264)	(318,764)
Net loss	-	-	-	-	(43,748)	(43,748)
Balance, June 30, 2025	-	-	5,000,000	500	(363,012)	(362,512)
Net loss	-	-	-	-	(40,062)	(40,062)
Balance, September 30, 2025	-	$-	5,000,000	$500	$(403,074)	$(402,574)

The accompanying notes are an integral part of the condensed financial statements.

Unite ACQUISITION 2 Corp.

CONDENSED STATEMENTS OF CASH FLOWS

(all amounts in USD)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities
Net loss	$(145,454)	$(110,182)

Adjustments to reconcile net loss to net cash used in operating activities:
Related party payable	10,750	12,750
Accounts payable and accrued expenses	45,138	46,699
Accrued interest - note payable - Lucius Partners Opportunity Fund	24,682	-
Net cash used in operating activities	(64,884)	(50,733)

Cash flows from financing activities
Note payable – stockholder proceeds	40,000	50,675
Net cash provided by financing activities	40,000	50,675

Net decrease in cash and cash equivalents	(24,884)	(58)

Cash and cash equivalents, beginning of period	29,188	380

Cash and cash equivalents, end of period	$4,304	$322

Supplemental information:
Note payable represent constructive payments for expenses paid by stockholder on behalf of the Company	$-	$50,675

The accompanying notes are an integral part of the condensed financial statements.

Unite ACQUISITION 2 Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2025

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

In the opinion of management, the accompanying condensed financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the condensed financial statements) considered necessary to present fairly the Company’s balance sheet as of September 30, 2025, its statements of operations and stockholder’s deficit for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. The condensed financial statements, presented herein, do not contain all of the required disclosures under with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. The accompanying condensed financial statements should be read in conjunction with the annual financial statements and related notes as of and for the year ended December 31, 2024.

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

Net loss per share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive. As of September 30, 2025 and December 31, 2024, the Company did not have anti-dilutive securities.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Legal fees	$14,988	$10,746	$32,988	$28,746
Accounting and other professional services	10,464	9,600	74,950	68,628
Director fees	3,000	3,000	9,000	9,000
Others	3,292	3,750	3,834	3,808
Total	$31,744	$27,096	$120,772	$110,182

The key measures of segment loss reviewed by our CODM are operating expenses. Operating costs are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

Advisory, accounting and administrative service agreement

In March 2022, the Company agreed to pay $1,250 a quarter for advisory, accounting, and administrative support services provided by Lucius Partners LLC, sole stockholder of the Company. The Company incurred expenses amounting to $1,250 for the three months ended September 30, 2025 and 2024, which is reflected in related party payable on the condensed balance sheets as of September 30, 2025. The Company incurred expenses amounting to $3,750 for the nine months ended September 30, 2025 and 2024. The balance as of September 30, 2025 was $3,750. There was no balance as of December 31, 2024.

The Company incurred director fees with Nathan Pereira amounting to $3,000 for the three months ended September 30, 2025 and 2024, which is reflected in related party payable on the condensed balance sheets as of September 30, 2025. The Company incurred director fees with Nathan Pereira amounting to $9,000 during the nine months ended September 30, 2025 and 2024. The Company paid $2,000 during the quarter ended March 31, 2025. The balance as of September 30, 2025 was $7,000 and included in related party payable on the condensed balance sheet. There was no balance as of December 31, 2024.

Note Payable Stockholder

On March 10, 2022, the Company issued a promissory note (the “Note”) to the sole stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company or amount of expenses incurred on behalf of the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Pursuant to the Note agreement, the Note is non-interest bearing unless an event of default occurs, as defined in the Note. The Note was repaid in October 2024 in the amount of $131,647, utilizing the proceeds from the Promissory Note from LPOF. In 2025, the Company borrowed an additional $40,000 under this Note agreement. As of September 30, 2025 and December 31, 2024, the amount due under the note payable was $40,000 and $0, respectively. The expenses paid on behalf of the Company for the three and nine months ended September 30, 2024 were $20,043 and $50,675, respectively. There were no similar transactions during the three and nine months ended September 30, 2025.

Note Payable – Lucius Partners Opportunity Fund

On October 28, 2024, the Company entered into an Unsecured Promissory Note Agreement (the “LPOF Note”) with Lucius Partners Opportunity Fund, LP, an affiliate of the Company, and received $275,000. The LPOF Note accrues 12% interest annual. The Note matures on October 28, 2025 and can be prepaid at anytime without penalty. The Company used the proceeds to pay off the note payable – stockholder, related party payable, other accrued expenses and general expenses. The Company amended this LPOF Note in October 2025 to extend the maturity date. See Note 6 for more information.

The Company recognized accrued interest expense of $30,468 and $5,786 in the balance sheet as of September 30, 2025 and December 31, 2024, respectively. During the three months and nine months ended September 30, 2025, the Company recognized $8,318 and $24,682, respectively of interest expense related to the LPOF Note. There was no such expense for the comparable prior periods.

Note 4. Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses of $145,454 during the nine months ended September 30, 2025, has working capital deficit and has an accumulated deficit of $403,074 as of September 30, 2025. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from issuance of stock or receive continued financial support and additional borrowings from the LPOF Note. Management intends to finance operations over the next twelve months through additional borrowings from the existing LPOF Note. The accompanying condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Note 6. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 7, 2025, the issuance date of these condensed financial statements, and has not identified any requiring disclosure except as noted below.

On October 28, 2025, the Company entered into the first amendment to the LPOF Note. The amendment extended the maturity date to October 28, 2026. No other terms were amended. The Company is assessing the treatment of the debt extension under ASC 470 and no conclusion has been reached as of the date of this filing. The Company issued 30,000 warrants at an exercise price of $0.0001 to the lender as a form of consideration for extending the maturity date. The accounting conclusion for the treatment of these warrants is still being determined as of the date of this filing.

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

Plan of Operations

During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports,

(ii)	accounting, auditing and general administrative expenses, interest expense and

(ii)	investigating, analyzing, and consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management, other investors and affiliates. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of September 30, 2025, the Company had $4,304 in cash. As of December 31, 2024, the Company had $29,188 in cash. On March 10, 2022, the Company issued a promissory note to Lucius Partners LLC (“Lucius Partners”), the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. The entirety of this promissory note was repaid in fiscal year 2024. In 2025, the Company was issued an additional $40,000 under this note. On October 28, 2024, the Company entered into an Unsecured Promissory Note Agreement with Lucius Partners Opportunity Fund, LP, an affiliate of the Company, and received $275,000. The note accrues 12% interest annually. The Note was set to mature on October 28, 2025 and can be prepaid at anytime without penalty. We used the proceeds to pay off the note payable – stockholder, related party payable, other accrued expenses and general expenses. On October 28, 2025, the Company entered into the first amendment to the LPOF Note. The amendment extended the maturity date to October 28, 2026. No other terms were amended. The Company is assessing the treatment of the debt extension under ASC 470 and no conclusion has been reached as of the date of this filing. The Company issued 30,000 warrants at an exercise price of $0.0001 to the lender as a form of consideration for extending the maturity date. The accounting conclusion for the treatment of these warrants is still being determined as of the date of this filing.

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

The Company, as of September 30, 2025 and as of December 31, 2024, had $4,304 and $29,188 in cash, respectively, and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $195,000 related to legal, accounting, audit, other professional service fees and interest expense incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. However, the Company’s sole stockholder, Lucius Partners, a privately held company, which provides a broad suite of services to help healthcare companies grow, achieve milestones, and generate value for their stockholders, and/or other entities with whom the Company has contacts, may assist in making introductions to candidates for a potential business combination. Lucius Partners has identified and invested in a wide spectrum of global industries, primarily in the healthcare space, and may assist the Company with due diligence in the form of identifying a business combination target but is not obligated to do so. Except as described herein, there are currently no other agreements or preliminary understandings between us and Lucius Partners. As of the date of this filing, while Lucius Partners has introduced to the Company, and the Company has had preliminary discussions with, certain candidates for a potential business combination, no definitive terms have been agreed, and the Company has not entered into any definitive agreement with any party, and there can be no assurance any such discussions will result in any such agreements.

We have not established a specific timeline, nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities, including Lucius Partners, will locate a business combination target. We expect that funds in the amount of approximately $195,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our sole stockholder has indicated an intent to advance funds to the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our sole stockholder or any other person specifically requiring that it provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, the Company had total assets equal to $4,304 and $29,188, respectively, comprised exclusively of cash. The Company’s liabilities as of September 30, 2025 and December 31, 2024, totaled $406,878 and $286,308, respectively, was comprised of related party payable, accounts payable and accrued expenses, note payable – stockholder, accrued interest and amounts due under a note payable to Lucius Partners Opportunity Fund. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(64,884)	$(50,733)
Net cash provided by financing activities	40,000	50,675
Net decrease in cash and cash equivalents	$(24,884)	$(58)

Issuance of Promissory Note to a Stockholder and Director

On March 10, 2022, the Company issued a promissory note to Lucius Partners LLC, the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. This note was paid in its entirety during fiscal year 2024. In 2025, the Company was issued an additional $40,000 under this note agreement.

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

On October 28, 2025, the Company entered into the first amendment to the LPOF Note. The amendment extended the maturity date to October 28, 2026. No other terms were amended. The Company is assessing the treatment of the debt extension under ASC 470 and no conclusion has been reached as of the date of this filing. The Company issued 30,000 warrants at an exercise price of $0.0001 to the lender as a form of consideration for extending the maturity date. The accounting conclusion for the treatment of these warrants is still being determined as of the date of this filing.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the three and nine months ended September 30, 2025. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended September 30, 2025, and 2024, the Company had a net loss of $40,062 and $27,096, respectively, and for the nine months ended September 30, 2025 and 2024, the Company had a net loss of $145,454 and $110,182 respectively, comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses and accrued interest expense on the Promissory Note with LPOF.

In the next 12 months, we expect to incur expenses equal to approximately $195,000 related to legal, accounting, audit, other professional service fees and interest expense incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

In connection with the preparation of this Form 10-Q, management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on their evaluation as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure appropriate review of the internally prepared condensed financial statements as well as the lack of adequate segregation of accounting functions which could have resulted in material misstatements in the condensed financial statements.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangement

During the nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 7, 2025	Unite Acquisition 2 Corp.

	By:	/s/ Nathan P. Pereira
Nathan P. Pereira
Chief Executive Officer, President,
Chief Financial Officer
Secretary and Director
(Principal Executive Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 10, 2023).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 10, 2023).

4.1	Warrant Agreement dated October 28, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 31, 2025).

10.1	First Amendment to Promissory Note dated October 28, 2025, by and between the Company and Lucius Partners Opportunity Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 31, 2025).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.