Form 10-K
period 2025-12-31
Unite Acquisition 2 Corp.
filed 2026-03-13
CIK 1938570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, and as of the date of this report, there were and are no non-affiliate holders of common stock of the registrant.

As of March 13, 2026, there were 5,000,000 shares of common stock, par value $0.0001, outstanding.

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

Business of Issuer

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. As of December 31, 2025, the Company had $886 in cash, and its auditors have issued an opinion on the financial statements for the period ended December 31, 2025, raising substantial doubt about its ability to continue as a going concern. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

In addition, our sole officer and director, Nathan P. Pereira, is not currently involved with any other blank check companies, but may become associated with one or more additional blank check companies at any time in the future. If he does become so associated, conflicts may arise during the pursuit of business combinations if the Company and any such other blank check companies with which our management is involved or may become involved with in the future desire to take advantage of the same business opportunity. In the event that there is a concurrent acquisition opportunity for any of the other blank check companies with which our management may be involved, the Company believes that its management will nevertheless be able to devote sufficient time and resources to the Company’s pursuit and realization of any such opportunity.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of December 31, 2025, the Company had $886 in cash. As of December 31, 2024, the Company had $29,188 in cash. On March 10, 2022, the Company issued a promissory note to Lucius Partners LLC (“Lucius Partners”), the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. The entirety of this promissory note was repaid in fiscal year 2024. In 2025, the Company was issued an additional $90,000 under this note. On October 28, 2024, the Company entered into an Unsecured Promissory Note Agreement (the “LPOF Note”) with Lucius Partners Opportunity Fund, LP (“LPOF”), an affiliate of the Company, and received $275,000. The LPOF Note accrues 12% interest annually. The LPOF Note can be prepaid at anytime without penalty. We used the proceeds to pay off the note payable to Lucius Partners, for director fees owed to Nathan Pereira and other accrued expenses. On October 28, 2025, the Company entered into the first amendment to the LPOF Note. The amendment extended the maturity date to October 28, 2026 from October 28, 2025. No other terms were amended. The Company accounted for debt extension as a modification under ASC 470. The Company issued a warrant to purchase 30,000 shares of common stock at an exercise price of $0.01 to the lender as a form of consideration for extending the maturity date. The Company’s warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s Common Stock amongst other conditions for equity classification. The Company determined that the Warrants have an immaterial fair value as of December 31, 2025. The accounting and measurement implications related to the Warrants issued with this transaction are insignificant.

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

The Company, as of December 31, 2025 and 2024, had $886 and $29,188, respectively, and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $196,000 related to legal, accounting, audit, other professional service fees and interest expense incurred in relation to the Company's Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company's auditors in the transaction, possible changes in the Company's capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

We have not established a specific timeline, nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities, including Lucius Partners, will locate a business combination target. We expect that funds in the amount of approximately $196,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our sole stockholder has indicated an intent to advance funds to the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our sole stockholder or any other person specifically requiring that it provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, the Company had total assets equal to $886 and $29,188, respectively, comprised exclusively of cash. The Company’s current liabilities as of December 31, 2025 and 2024, totaled $454,155 and 286,308, respectively, was comprised of related party payable, accounts payable and accrued expenses, note payable – stockholder, accrued interest and amounts due under a note payable to Lucius Partners Opportunity Fund. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(118,302)	$(166,628)
Net cash provided by financing activities	90,000	195,436
Net (decrease) increase in cash and cash equivalents	$(28,302)	$28,808

Issuance of Promissory Note to a Stockholder and Director

On March 10, 2022, the Company issued a promissory note to Lucius Partners, the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. This note was paid in its entirety during fiscal year 2024. In 2025, the Company was issued an additional $90,000 under this note agreement.

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

Issuance of Unsecured Promissory Note

On October 28, 2024, the Company issued the LPOF Note and received $275,000. The annual interest rate on the LPOF Note is 12%. The LPOF Note was to mature on October 28, 2025 and can be prepaid at anytime without penalty. The Company used the proceeds to pay off the note payable to Lucius Partners, the director fees owed to Nathan Pereira and other accrued expenses. The general partner of LPOF is Lucius Capital Partners LLC (“LCP”). The investment manager of LPOF is Lucius Capital Fund Management, LLC (“LCFM”). Lucius Partners, LCP and LCFM have two individuals in common as members. On October 28, 2025, the Company entered into the first amendment to the LPOF Note. The amendment extended the maturity date to October 28, 2026. No other terms were amended. The Company accounted for debt extension as a modification under ASC 470. The Company issued a warrant to purchase 30,000 shares of common stock at an exercise price of $0.01 to the lender as a form of consideration for extending the maturity date. The Company’s warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s Common Stock amongst other conditions for equity classification. The Company determined that the Warrants have an immaterial fair value as of December 31, 2025. The accounting and measurement implications related to the Warrants issued with this transaction are insignificant.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the year ended December 31, 2025. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the years ended December 31, 2025 and 2024, the Company had a net loss of $196,149 and $145,878, respectively, comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses and accrued interest expense on the Promissory Note with LPOF.

In the next 12 months, we expect to incur expenses equal to approximately $196,000 related to legal, accounting, audit, other professional service fees and interest expense incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with our Board of Directors.

Based on this assessment, management concluded that our internal control over financial reporting was not effective as the previously disclosed material weakness in our internal control over financial reporting continued to exist as of December 31, 2025. The material weakness identified related to the lack of segregation of duties and overall control environment, as we had insufficient internal resources to design, implement, document, and operate effective internal controls around our financial reporting process.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors and additional information concerning each of them are as follows:

Name	Age	Position(s)
Nathan P. Pereira	47	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Mr. Pereira previously served as Chief Executive Officer and sole director of Unite Acquisition 1 Corp., now known as Adaptin Bio Inc., from March 10, 2022 to February 11, 2025, and of Unite Acquisition 3 Corp., now known as Palomino Laboratories Inc., from March 10, 2022 to September 29, 2025.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officer and director during the years ended December 31, 2025 and 2024.

Summary Compensation Table

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Nathan P. Pereira (1) Chief Executive Officer, President, Secretary and	2025	-	-	-	-	-
Chief Financial Officer	2024	-	-	-	-	-

(1)	Nathan P. Pereira was appointed to serve as the Company’s President, Secretary, Chief Executive Officer and Chief Financial Officer on March 10, 2022. He neither has received nor is he currently entitled to receive any compensation for his services as an executive officer of the Company since inception. See “Director Compensation” below.

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

Director Compensation

The following table sets forth the compensation of the Company’s sole director for the year ended December 31, 2025:

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

On March 10, 2022, the Company issued a promissory note to Lucius Partners, the sole shareholder of the Company, pursuant to which the Company agreed to repay Lucius Partners the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”), and starting from five days after the Default Date, the interest rate on the note shall accrue at the rate of 18% per annum. This note was paid in its entirety during fiscal year 2024. In 2025, the Company was issued an additional $90,000 under this note.

Effective March 10, 2022, the Company also entered into a services agreement with Lucius Partners, pursuant to which we pay Lucius Partners a quarterly fee of $1,250 for advisory, accounting, and administrative support services. The Company currently uses the office space and equipment of its management under this agreement.

On October 28, 2024, the Company issued the “LPOF Note” to LPOF, an affiliate of the Company, and received $275,000. The annual interest rate on the LPOF Note is 12%. The LPOF Note was set to mature on October 28, 2025 and can be prepaid at anytime without penalty. The Company used the proceeds to pay off the note payable - stockholder, related party payable, held by Lucius Partners, the Company’s sole stockholder and the director fees owed to Nathan Pereira and other accrued expenses. The general partner of the new lender LPOF is Lucius Capital Partners LLC (“LCP”). The investment manager of LPOF is Lucius Capital Fund Management, LLC (“LCFM”). Lucius Partners, LCP and LCFM have two individuals in common as members. As of December 31, 2025 and 2024, the total amount due under the note was $275,000 and accrued interest amounted to $38,786 and $5,786 as of December 31, 2025 and 2024, respectively.

On October 28, 2025, the Company entered into the first amendment to the LPOF Note. The amendment extended the maturity date to October 28, 2026. No other terms were amended. The Company issued a warrant to purchase 30,000 shares of common stock at an exercise price of $0.01 to the lender as a form of consideration for extending the maturity date.

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

The following table represents fees paid for the years ended December 31, 2025 and December 31, 2024 for professional audit services rendered by our independent registered public accounting firm:

	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024

Audit fees (1)	$55,965	$50,786
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$55,965	$50,786

(1)	Audit fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

●	Bookkeeping or other services related to the accounting records or financial statements

●	Financial information systems design and implementation

●	Appraisal or valuation services, fairness opinions or contribution-in-kind reports

●	Actuarial services

●	Internal audit outsourcing services

●	Management functions

●	Broker-dealer, investment adviser or investment banking services

●	Legal services

●	Expert services unrelated to the audit

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

3. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on August 10, 2023)

3.2	By-Laws (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on August 10, 2023)

4.1	Description of Registrant’s Securities (incorporated by reference from Item 11 of the Company’s registration Statement on Form 10 filed with SEC on August 10, 2023)

10.1	Promissory Note issued by the Company to Lucius Partners LLC, dated March 10, 2022 (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on August 10, 2023)

10.2	Administrative Services Agreement between the Company and Lucius Partners dated as of March 10, 2022 (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on August 10, 2023)

10.3	Common Stock Purchase Agreement by and between the Company and Lucius Partners LLC, dated March 10, 2022 (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on August 10, 2023)

10.4	Unsecured Promissory Note dated October 28, 2024, issued by the Company to Lucius Partners Opportunity Fund, LLP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2024)

10.5	Warrant Agreement dated October 28, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2025)

10.6	First Amendment to Promissory Note dated October 28, 2025, by and between the Company and Lucius Partners Opportunity Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2025)

31.1*	Certification of Principal Executive, Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive, Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

UNITE ACQUISITION 2 CORP.

Date: March 13, 2026	By:	/s/ Nathan P. Pereira
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

Name		Title	Date

By:	/s/ Nathan P. Pereira	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer,	March 13, 2026
	Nathan P. Pereira	Principal Financial Officer, and Principal Accounting Officer)

Unite ACQUISITION 2 Corp.

December 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

of Unite Acquisition 2 Corp

Opinion on the financial statements

We have audited the accompanying balance sheets of Unite Acquisition 2 Corp (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, stockholder’s deficit and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses from inception, has working capital deficit and has an accumulated deficit. The Company’s business plan is dependent upon completion of business combination or raise additional capital or receive continued financial support and additional borrowings from the existing promissory note from stockholder. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ KNAV CPA LLP

We have served as the Company's auditor since 2023.

Atlanta, Georgia

March 13, 2026

PCAOB ID - 2983

UNITE ACQUISITION 2 CORP.

BALANCE SHEETS

(all amounts in USD, except number of shares and per share data)

	December 31,
	2025	2024

ASSETS

Current assets
Cash	$886	$29,188
Total current assets	886	29,188

Total assets	$886	$29,188

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Related party payable	$15,000	$-
Accounts payable and accrued expenses	35,369	5,522
Accrued interest - note payable - Lucius Partners Opportunity Fund	38,786	5,786
Note payable - stockholder	90,000	-
Note payable - Lucius Partners Opportunity Fund	275,000	275,000
Total current liabilities	454,155	286,308

Total liabilities	454,155	286,308

Commitments and contingencies (Note 5)

Stockholder’s deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 5,000,000 shares issued and outstanding as of December 31, 2025 and 2024	500	500
Accumulated deficit	(453,769)	(257,620)

Total stockholder’s deficit	(453,269)	(257,120)

Total liabilities and stockholder’s deficit	$886	$29,188

The accompanying notes are an integral part of the financial statements.

UNITE ACQUISITION 2 CORP.

STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares and per share data)

	Years Ended December 31,
	2025	2024

General and administrative expenses	$163,149	$140,092

Loss from operations	(163,149)	(140,092)

Interest expense	33,000	5,786

Net loss	$(196,149)	$(145,878)

Loss per common share - basic and dilutive net loss	$(0.039)	$(0.029)

Weighted average common shares outstanding - basic and dilutive	5,000,000	5,000,000

The accompanying notes are an integral part of the financial statements.

UNITE ACQUISITION 2 CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(all amounts in USD, except number of shares and per share data)

						Total
	Preferred Stock		Common Stock		Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance, January 1, 2024	-	$-	5,000,000	$500	$(111,742)	$(111,242)
Net loss	-	-	-	-	(145,878)	(145,878)
Balance, December 31, 2024	-	$-	5,000,000	$500	$(257,620)	$(257,120)
Net loss	-	-	-	-	(196,149)	(196,149)
Balance, December 31, 2025	-	$-	5,000,000	$500	$(453,769)	$(453,269)

The accompanying notes are an integral part of the financial statements.

UNITE ACQUISITION 2 CORP.

STATEMENTS OF CASH FLOWS

(all amounts in USD)

	Years Ended December 31,
	2025	2024

Cash flows from operating activities
Net loss	$(196,149)	$(145,878)

Adjustments to reconcile net loss to net cash used in operating activities:
Related party payable	15,000	(32,000)
Accounts payable and accrued expenses	29,847	5,464
Accrued interest - note payable - Lucius Partners Opportunity Fund	33,000	5,786
Net cash used in operating activities	(118,302)	(166,628)

Cash flows from financing activites:
Note payable - stockholder repayment	-	(131,647)
Note payable - stockholder proceeds	90,000	52,083
Note payable - proceeds from Lucius Partners Opportunity Fund	-	275,000
Net cash provided by financing activities	90,000	195,436

Net (decrease) increase in cash and cash equivalents	(28,302)	28,808

Cash and cash equivalents, beginning of period	29,188	380

Cash and cash equivalents, end of period	$886	$29,188

Supplemental information:
Taxes paid	$83	$58
Note payable represent constructive payments for expenses paid by stockholder on behalf of the Company	$-	$50,675

The accompanying notes are an integral part of the financial statements.

UNITE ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

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

The Company recognizes the tax benefits of uncertain tax positions only when the positions are “more likely than not” to be sustained assuming examination by tax authorities and determined to be attributed to the Company. The determination of attribution, if any, applies for each jurisdiction where the Company is subject to income taxes on the basis of laws and regulations of the jurisdiction. The application of laws and regulations is subject to legal and factual interpretation, judgement, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability of the various jurisdictions may be materially different from management’s estimate. As of December 31, 2025 and 2024, the Company does not have any unrecognized tax benefits.

Net loss per share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive. As of December 31, 2025, the Company issued 30,000 warrants that are considered anti-dilutive. As of December 2024, the Company did not have anti-dilutive securities.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

Issued or modified warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital at the time of issuance. Issued or modified warrants that do not meet all the criteria for equity classification are recorded as a liability at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as an unrealized gain or loss in the consolidated statements of operations. Cost associated with issuing the warrants accounted for as liabilities are charged to consolidated statements of operations when warrants are issued.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Year Ended December 31,
	2025	2024
Legal fees	$44,298	$36,000
Accounting and other professional services	101,767	89,926
Director fees	12,000	12,000
Others	5,084	2,166
Total	$163,149	$140,092

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

In December 2023 FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which amends ASC 740, “Income Taxes”, to improve the transparency and decision usefulness of income tax disclosures for all entities subject to income taxes for the fiscal years beginning after December 31, 2024. The adoption of the standard did not have a material impact on the Company’s financial statements. Please see the income tax footnote below for more information.

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

Note 3. Capital Stock

Preferred Stock

As of December 31, 2025 and 2024, the Company is authorized to issue 10,000,000 shares of preferred stock, par value of $0.0001. As of December 31, 2025 and 2024, there were NIL shares of preferred stock issued and outstanding. The voting rights, preferences, limitations, or restrictions are subject to approval by the board of directors from time to time.

Common Stock

As of December 31, 2025 and 2024, the Company is authorized to issue 50,000,000 shares of common stock, par value of $0.0001. As of December 31, 2025 and 2024, there were 5,000,000 shares of common stock issued and outstanding. Each stockholder will be entitled to one vote.

Note 4. Income Taxes

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Years Ended December
	2025		2024
	Total	%	Total	%
Statutory federal income taxes	$(41,179)	21.00%	$(30,622)	21.00%
Statutory state income taxes	(20,096)	10.25	(14,927)	10.24
Change in valuation allowance	61,333	(31.28)	45,607	(31.28)
Total provision	58	(0.03)%	58	(0.04)%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company’s deferred tax assets for federal income taxes consisted of the following:

	As of December 31,
	2025	2024
Deferred tax assets
Accrued interest	$12,128	$-
Net operating loss carryforwards – State and Federal	129,725	80,521
Gross deferred tax assets	141,853	80,521
Valuation allowance	(141,853)	(80,521)
Deferred tax assets, net of valuation allowance	$-	$-

As of both years ended December 31, 2025 and 2024, the Company has net operating loss (NOL) carryforwards for federal income tax purposes of $414,920 and $257,558, respectively, which are available to offset future federal taxable income. The Company also has NOLs for state and local income tax purposes of $414,738 and $414,688, respectively that are available to offset future taxable income. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception will be filed and shall be subject to examination by the taxing authorities.

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2025. The valuation allowance increased by $61,332 during the year ended December 31, 2025.

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense/(benefit). As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s financial statements. As of December 31, 2025, tax year for 2024, 2023 and 2022 are subject to examination by the tax authorities.

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable Stockholder

On March 10, 2022, the Company issued a promissory note (the “Note”) to the sole stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company or amount of expenses incurred on behalf of the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Pursuant to the Note agreement, the Note is non-interest bearing unless an event of default occurs, as defined in the Note. The Note was repaid in October 2024 in the amount of $131,647, utilizing the proceeds from the Promissory Note from LPOF. In 2025, the Company borrowed an additional $90,000 under this Note agreement. As of December 31, 2025 and 2024, the amount due under the note payable was $90,000 and $0, respectively. The expenses paid on behalf of the Company for the years ended December 31, 2025 and 2024 were $0 and $52,083, respectively.

Advisory, Accounting, and Administrative Service Agreement

In March 2022, the Company agreed to pay $1,250 a quarter for advisory, accounting, and administrative support services provided by Lucius Partners LLC, sole stockholder of the Company. The Company incurred expenses amounts to $5,000 for the years ended December 31, 2025 and 2024. The amount of $5,000 is reflected in related party payable on the balance sheets as of December 31, 2025. There was no balance as of December 31, 2024.

The Company incurred director fees with Nathan Pereira amounting to $12,000 for both years ended December 31, 2025 and 2024. The Company paid $2,000 during the quarter ended March 31, 2025. The amount of $10,000 is reflected in related party payable on the balance sheets as of December 31, 2025. There was no balance as of December 31, 2024.

Note Payable – Lucius Partners Opportunity Fund, LP

On October 28, 2024, the Company entered into an Unsecured Promissory Note Agreement (the “LPOF Note”) with Lucius Partners Opportunity Fund, LP, an affiliate of the Company, and received $275,000. The LPOF Note accrues 12% interest annual. The Note originally matured on October 28, 2025 and can be prepaid at anytime without penalty. The Company used the proceeds to pay off the note payable – stockholder, related party payable, other accrued expenses and general expenses. The Company amended this LPOF Note in October 2025 to extend the maturity date to October 28, 2026. No other terms were modified. The Company accounted for the amendment of the LPOF Note as a debt modification under ASC 470. In connection with the debt modification, the Company issued Lucius Opportunity Fund, LP 30,000 warrants. The warrants have an expiration date of October 28, 2028 and an exercise price of $0.01. The Company’s warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s Common Stock amongst other conditions for equity classification. The Company determined that the Warrants have an immaterial fair value as of December 31, 2025. The accounting and measurement implications related to the Warrants issued with this transaction are insignificant.

The Company recognized accrued interest expense of $38,786 and $5,786 in the balance sheet as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company recognized $33,000 and $5,786 of interest expense related to the LPOF Note, respectively.

Note 6. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred a loss of $196,149 for the year ended December 31, 2025, has working capital deficit and has an accumulated deficit of $453,769 of December 31, 2025. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from issuance of stock or receive continued financial support and additional borrowings from the existing promissory note from stockholder. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Note 8.  Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through March 13, 2026, the issuance date of these financial statements and has not identified any requiring disclosure.