Form 10-Q
period 2026-03-31
Unite Acquisition 2 Corp.
filed 2026-05-13
CIK 1938570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at May 13, 2026

UNITE ACQUISITION 2 CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unite Acquisition 2 Corp.

March 31, 2026

Unite Acquisition 2 Corp.

CONDENSED BALANCE SHEETS

(all amounts in USD, except number of shares and per share data)

	March 31, 2026 (Unaudited)	December 31, 2025

ASSETS

Current assets
Cash	$417	$886
Total current assets	417	886

Total assets	$417	$886

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Related party payables	$19,250	$15,000
Accounts payable and accrued expenses	92,026	35,369
Accrued interest - note payable - Lucius Partners Opportunity Fund	46,923	38,786
Note payable - stockholder	92,500	90,000
Note payable - Lucius Partners Opportunity Fund	275,000	275,000
Total current liabilities	525,699	454,155

Total liabilities	525,699	454,155

Commitments and contingencies (Note 3)

Stockholder’s deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 5,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	500	500
Accumulated deficit	(525,782)	(453,769)

Total stockholder’s deficit	(525,282)	(453,269)

Total liabilities and stockholder’s deficit	$417	$886

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite Acquisition 2 Corp.

CONDENSED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

General and administrative expenses	$63,876	$53,507

Loss from operations	(63,876)	(53,507)

Interest expense	8,137	8,137

Net loss	(72,013)	(61,644)

Loss per common share - basic and dilutive net loss	$(0.014)	$(0.012)

Weighted average common shares outstanding - basic and dilutive	5,000,000	5,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite Acquisition 2 Corp.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(all amounts in USD, except number of shares and per share data)

(Unaudited)

						Total
	Preferred Stock		Common Stock		Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance, January 1, 2025	-	$-	5,000,000	$500	$(257,620)	$(257,120)
Net loss	-	-	-	-	(61,644)	(61,644)
Balance, March 31, 2025	-	$-	5,000,000	$500	$(319,264)	$(318,764)

Balance, January 1, 2026	-	$-	5,000,000	$500	$(453,769)	$(453,269)
Net loss	-	-	-	-	(72,013)	(72,013)
Balance, March 31, 2026	-	$-	5,000,000	$500	$(525,782)	$(525,282)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite Acquisition 2 Corp.

CONDENSED STATEMENTS OF CASH FLOWS

(all amounts in USD)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Cash flows from operating activities
Net loss	$(72,013)	$(61,644)

Adjustments to reconcile net loss to net cash used in operating activities:
Related party payable	4,250	2,250
Accounts payable and accrued expenses	56,657	40,276
Accrued interest - note payable - Lucius Partners Opportunity Fund	8,137	8,137
Net cash used in operating activities	(2,969)	(10,981)

Cash flows from financing activites:
Note payable - stockholder proceeds	2,500	-
Net cash provided by financing activities	2,500	-

Net decrease in cash and cash equivalents	(469)	(10,981)

Cash and cash equivalents, beginning of period	886	29,188

Cash and cash equivalents, end of period	$417	$18,207

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite Acquisition 2 Corp.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

March 31, 2026

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

In the opinion of management, the accompanying unaudited condensed financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed financial statements) considered necessary to present fairly the Company’s balance sheet as of March 31, 2026, its statements of operations and stockholder’s deficit for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. The unaudited condensed financial statements, presented herein, do not contain all of the required disclosures under with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual financial statements and related notes as of and for the year ended December 31, 2025.

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

Net loss per share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive. As of March 31, 2026 and December 31, 2025, there were 30,000 warrants that are considered anti-dilutive securities.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31,
	2026	2025
Legal fees	$11,985	$9,000
Accounting and other professional services	47,641	40,991
Director fees	3,000	3,000
Others	1,250	516
Total	$63,876	$53,507

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

Advisory, accounting and administrative service agreement

In March 2022, the Company agreed to pay $1,250 per quarter for advisory, accounting, and administrative support services provided by Lucius Partners LLC, sole stockholder of the Company. The Company incurred expenses amounts to $1,250 for the three months ended March 31, 2026 and 2025. The amounts of $6,250 and $5,000 are reflected in related party payable caption on the condensed balance sheets as of March 31, 2026 and December 31, 2025, respectively.

The Company incurred director fees with Nathan Pereira amounting to $3,000 for the three months ended March 31, 2026 and 2025, which is reflected in related party payable on the condensed balance sheets as of March 31, 2026. The amounts of $13,000 and $10,000 are reflected in the related party payable caption on the condensed balance sheets as of March 31, 2026 and December 31, 2025, respectively.

Note Payable Stockholder

On March 10, 2022, the Company issued a promissory note (the “Note”) to the sole stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company or amount of expenses incurred on behalf of the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Pursuant to the Note agreement, the Note is non-interest bearing unless an event of default occurs, as defined in the Note. Amounts outstanding under the Note were repaid in October 2024 in the amount of $131,647, utilizing the proceeds from the LPOF Note (as defined below). In 2025, the Company received an additional $90,000 and an additional $2,500 in 2026 under the Note. As of March 31, 2026 and December 31, 2025, the amount due under the Note was $92,500 and $90,000, respectively.

Note Payable – Lucius Partners Opportunity Fund, LP

On October 28, 2024, the Company entered into an Unsecured Promissory Note Agreement (the “LPOF Note”) with Lucius Partners Opportunity Fund, LP (“LPOF”), an affiliate of the Company, and received $275,000. The LPOF Note accrues 12% interest annually. The LPOF Note originally matured on October 28, 2025 and can be prepaid at any time without penalty. The Company used the proceeds to pay off the note payable – stockholder, related party payable, other accrued expenses and general expenses. The Company amended this LPOF Note in October 2025 to extend the maturity date to October 28, 2026. No other terms were modified. The Company accounted for the amendment of the LPOF Note as a debt modification under ASC 470. In connection with the debt modification, the Company issued Lucius Opportunity Fund, LP a warrant to purchase 30,000 shares of common stock of the Company. The warrants have an expiration date of October 28, 2028 and an exercise price of $0.01. The warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s Common Stock amongst other conditions for equity classification. The accounting and measurement implications related to the Warrants issued with this transaction are insignificant.

The Company recognized accrued interest expense of $46,923 and $38,786 in the balance sheet as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized $8,137 and $8,137, respectively of interest expense related to the LPOF Note.

Note 4. Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses of $72,013 during the three months ended March 31, 2026, has working capital deficit and has an accumulated deficit of $525,782 as of March 31, 2026. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from issuance of stock or receive continued financial support and additional borrowings from the existing promissory note from stockholder. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Note 6.  Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through May 13, 2026, the issuance date of these unaudited condensed financial statements, and has not identified any requiring disclosure.

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

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the remainder of the fiscal year is to continue its efforts to locate suitable acquisition candidates. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management, other investors and affiliates. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of March 31, 2026, the Company had $417 in cash. As of December 31, 2025, the Company had $886 in cash. On March 10, 2022, the Company issued a promissory note (the “Note”) to Lucius Partners LLC (“Lucius Partners”), the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the Note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the Note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the Note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the Note) has occurred. In the event of an Event of Default, the entire Note shall automatically become due and payable (the “Default Date”) and starting from five days after the Default Date, the interest rate on the Note shall accrue at the rate of 18% per annum. The entirety of the Note was repaid in fiscal year 2024 utilizing the proceeds from the LPOF Note (defined below). The Company borrowed an additional $90,000 under the Note in 2025 and an additional $2,500 under the Note in 2026. As of March 31, 2026 and December 31, 2025, the amount due under the Note was $92,500 and $90,000, respectively. On October 28, 2024, the Company entered into an Unsecured Promissory Note Agreement (the “LPOF Note”) with Lucius Partners Opportunity Fund, LP (“LPOF”), an affiliate of the Company, and received $275,000. The LPOF Note accrues 12% interest annually. The LPOF Note originally matured on October 28, 2025 and did not include any prepayment penalty. We used the proceeds from the LPOF Note to pay off the Note, related party payable, other accrued expenses and general expenses. We amended the LPOF Note in October 2025 to extend the maturity date to October 28, 2026. No other terms were amended. The Company accounted for debt extension as a modification under ASC 470. The Company issued a warrant to purchase 30,000 shares of common stock at an exercise price of $0.01 to Lucius Partners Opportunity Fund, LP as consideration for extending the maturity date. The warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s Common Stock amongst other conditions for equity classification. The accounting and measurement implications related to the Warrants issued with this transaction are insignificant.

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

As of March 31, 2026 and as of December 31, 2025, the Company had $417 and $886 in cash, respectively, and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $176,000 related to legal, accounting, audit, other professional service fees and interest expense incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

We have not established a specific timeline, nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities, including Lucius Partners, will locate a business combination target. We expect that funds in the amount of approximately $176,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our sole stockholder has indicated an intent to advance funds to the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our sole stockholder or any other person specifically requiring that it provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, the Company had total assets equal to $417 and $886 respectively, comprised exclusively of cash. The Company’s current liabilities as of March 31, 2026 and December 31, 2025, totaled $525,699 and $454,155, respectively, comprised of related party payables, accounts payable and accrued expenses and amounts due under a note payable to Lucius Opportunity Fund, LP. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows used in operating and financing activities:

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(2,969)	$(10,981)
Net cash provided by financing activities	2,500	-
Net decrease in cash and cash equivalents	$(469)	$(10,981)

Issuance of Promissory Note to a Stockholder

On March 10, 2022, the Company issued the Note to Lucius Partners, the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the Note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the Note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the Note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the Note except if an Event of Default (as defined in the Note) has occurred. In the event of an Event of Default, the entire Note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the Note shall accrue at the rate of 18% per annum. All amounts outstanding under the Note were repaid in their entirety during fiscal year 2024 in the amount of $131,647, utilizing the proceeds from the LPOF Note. In 2025, the Company received an additional $90,000 under this Note. In 2026, the Company received an additional $2,500 under this Note.

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

Issuance of Unsecured Promissory Note

On October 28, 2024, the Company issued the LPOF Note to LPOF and received $275,000. The annual interest rate under the LPOF Note is 12%. The LPOF Note originally matured on October 28, 2025 and did not include any prepayment penalty. The Company used the proceeds to pay off the Note, related party payable, other accrued expenses and general expenses, held by Lucius Partners, the Company’s sole stockholder and the director fees owed to Nathan Pereira and other accrued expenses. The general partner of the new lender LPOF is Lucius Capital Partners LLC (“LCP”). The investment manager of LPOF is Lucius Capital Fund Management, LLC (“LCFM”). Lucius Partners, LCP and LCFM have two individuals in common as members, thus LPOF is considered a related party.  On October 28, 2025, the Company entered into the first amendment to the LPOF Note. The amendment extended the maturity date to October 28, 2026. No other terms were amended. The Company accounted for debt extension as a modification under ASC 470. The Company issued a warrant to purchase 30,000 shares of common stock at an exercise price of $0.01 to LPOF as consideration for extending the maturity date. The Company’s warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s Common Stock amongst other conditions for equity classification. The accounting and measurement implications related to the Warrants issued with this transaction are insignificant.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the three months ended March 31, 2026. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2026, and 2025, the Company had a net loss of $72,013 and $61,644 respectively, comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses and accrued interest expense on the LPOF Note.

In the next 12 months, we expect to incur expenses equal to approximately $176,000 related to legal, accounting, audit, other professional service fees and interest expense incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our unaudited condensed financial statements in conformity with GAAP.

In connection with the preparation of this Form 10-Q, management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on their evaluation as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure appropriate review of the internally prepared unaudited condensed financial statements. due to the lack of adequate segregation of accounting functions which could result in material misstatements in our unaudited condensed financial statements.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 13, 2026	Unite Acquisition 2 Corp.

	By:	/s/ Nathan P. Pereira
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