Form 10-Q
period 2026-06-30
Unite Acquisition 2 Corp.
filed 2026-08-03
CIK 1938570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at August 3, 2026

UNITE ACQUISITION 2 CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

ii

Item 1. Financial Statements.

Unite Acquisition 2 Corp.

June 30, 2026

Unite Acquisition 2 Corp.

CONDENSED BALANCE SHEETS

(all amounts in USD, except number of shares and per share data)

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS

Current assets
Cash	$310	$886
Total current assets	310	886

Total assets	$310	$886

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Related party payables	$23,500	$15,000
Accounts payable and accrued expenses	258,183	35,369
Accrued interest - note payable - Lucius Partners Opportunity Fund	55,150	38,786
Note payable - stockholder	94,884	90,000
Note payable - Lucius Partners Opportunity Fund	275,000	275,000
Total current liabilities	706,717	454,155

Total liabilities	706,717	454,155

Commitments and contingencies (Note 3)

Stockholder’s deficit
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 5,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	500	500
Accumulated deficit	(706,907)	(453,769)

Total stockholder’s deficit	(706,407)	(453,269)

Total liabilities and stockholder’s deficit	$310	$886

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite Acquisition 2 Corp.

CONDENSED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

General and administrative expenses	$172,898	$35,521	$236,774	$89,028

Loss from operations	(172,898)	(35,521)	(236,774)	(89,028)

Interest expense	8,227	8,227	16,364	16,364

Net loss	(181,125)	(43,748)	(253,138)	(105,392)

Loss per common share - basic and diluted net loss	$(0.036)	$(0.009)	$(0.051)	$(0.021)

Weighted average common shares outstanding - basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite Acquisition 2 Corp.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(all amounts in USD, except number of shares and per share data)

(Unaudited)

						Total
	Preferred Stock		Common Stock		Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance, January 1, 2025	-	$-	5,000,000	$500	$(257,620)	$(257,120)
Net loss	-	-	-	-	(61,644)	(61,644)
Balance, March 31, 2025	-	-	5,000,000	500	(319,264)	(318,764)
Net loss	-	-	-	-	(43,748)	(43,748)
Balance, June 30, 2025	-	$-	5,000,000	$500	$(363,012)	$(362,512)

Balance, January 1, 2026	-	$-	5,000,000	$500	$(453,769)	$(453,269)
Net loss	-	-	-	-	(72,013)	(72,013)
Balance, March 31, 2026	-	-	5,000,000	500	(525,782)	(525,282)
Net loss	-	-	-	-	(181,125)	(181,125)
Balance, June 30, 2026	-	$-	5,000,000	$500	$(706,907)	$(706,407)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite Acquisition 2 Corp.

CONDENSED STATEMENTS OF CASH FLOWS

(all amounts in USD)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(253,138)	$(105,392)

Adjustments to reconcile net loss to net cash used in operating activities:
Related party payables	8,500	6,500
Accounts payable and accrued expenses	222,814	35,231
Accrued interest - note payable - Lucius Partners Opportunity Fund	16,364	16,365
Net cash used in operating activities	(5,460)	(47,296)

Cash flows from financing activities:
Note payable - stockholder proceeds	4,884	20,000
Net cash provided by financing activities	4,884	20,000

Net decrease in cash	(576)	(27,296)

Cash, beginning of period	886	29,188

Cash, end of period	$310	$1,892

Supplemental information:
Taxes paid	$58	$-
Note payable represent constructive payments for expenses paid by stockholder on behalf of the Company	$2,384	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

Unite Acquisition 2 Corp.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

In the opinion of management, the accompanying unaudited condensed financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed financial statements) considered necessary to present fairly the Company’s balance sheet as of June 30, 2026, its statements of operations and stockholder’s deficit for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. The unaudited condensed financial statements, presented herein, do not contain all of the required disclosures under with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual financial statements and related notes as of and for the year ended December 31, 2025.

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

Net loss per share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive. As of June 30, 2026 and December 31, 2025, there were 30,000 warrants that are considered anti-dilutive securities.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Legal fees	$149,023	$9,000	$161,008	$18,000
Accounting and other professional services	19,577	23,495	67,218	64,486
Director fees	3,000	3,000	6,000	6,000
Others	1,298	26	2,548	542
Total	$172,898	$35,521	$236,774	$89,028

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

Advisory, accounting and administrative service agreement

In March 2022, the Company agreed to pay $1,250 per quarter for advisory, accounting, and administrative support services provided by Lucius Partners LLC, sole stockholder of the Company. The Company incurred expenses amounts to $1,250 for the three months ended June 30, 2026 and 2025. The Company incurred expenses amounts to $2,500 for the six months ended June 30, 2026 and 2025. The amounts of $7,500 and $5,000 are reflected in related party payable caption on the condensed balance sheets as of June 30, 2026 and December 31, 2025, respectively.

The Company incurred director fees amounting to $3,000 for the three months ended June 30, 2026 and 2025, payable to Nathan Pereira, the Company’s sole director, which is reflected in related party payable on the condensed balance sheets as of June 30, 2026. The Company incurred director fees payable to Mr. Pereira amounting to $6,000 for the six months ended June 30, 2026 and 2025. The amounts of $16,000 and $10,000 are reflected in the related party payable caption on the condensed balance sheets as of June 30, 2026 and December 31, 2025, respectively.

Note Payable Stockholder

On March 10, 2022, the Company issued a promissory note (the “Note”) to the sole stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company or amount of expenses incurred on behalf of the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Pursuant to the Note agreement, the Note is non-interest bearing unless an event of default occurs, as defined in the Note. The Note was repaid in October 2024 in the amount of $131,647, utilizing the proceeds from the Promissory Note from LPOF. In 2025, the Company received an additional $90,000 under the Note. In 2026, the Company borrowed an additional $4,884 under this Note agreement. As of June 30, 2026 and December 31, 2025, the amount due under the Note payable was $94,884 and $90,000, respectively.

Note Payable – Lucius Partners Opportunity Fund, LP

On October 28, 2024, the Company entered into an Unsecured Promissory Note Agreement (the “LPOF Note”) with Lucius Partners Opportunity Fund, LP, an affiliate of the Company, and received $275,000. The LPOF Note accrues 12% interest annually. The LPOF Note originally matured on October 28, 2025 and can be prepaid at anytime without penalty. The Company used the proceeds to pay off the note payable – stockholder, related party payable, other accrued expenses and general expenses. The Company amended this LPOF Note in October 2025 to extend the maturity date to October 28, 2026. No other terms were modified. The Company accounted for the amendment of the LPOF Note as a debt modification under ASC 470. In connection with the debt modification, the Company issued Lucius Opportunity Fund, LP a warrant to purchase 30,000 shares of the Company’s common stock (the “Warrant”). The Warrant has an expiration date of October 28, 2028 and an exercise price of $0.01. The Company’s warrants meet all the requirements for equity classification under ASC 815, including whether that the Warrant is indexed to the Company’s Common Stock amongst other conditions for equity classification. The accounting and measurement implications related to the Warrant is insignificant.

The Company recognized accrued interest expense of $55,150 and $38,786 in the balance sheet as of June 30, 2026 and December 31, 2025, respectively. During the three months ended June 30, 2026 and 2025, the Company recognized $8,227 of interest expense related to the LPOF Note. During the six months ended June 30, 2026 and 2025, the Company recognized $16,364 of interest expense related to the LPOF Note.

Note 4. Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses of $253,138 during the six months ended June 30, 2026, has working capital deficit and has an accumulated deficit of $706,907 as of June 30, 2026. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. The ability of the Company to continue as a going concern is dependent upon management’s plan to complete the proposed Merger with BLF described in Note 6 below and private placement financing expected to occur in connection therewith, or, if the proposed Merger is not completed, to find a suitable alternative acquisition or merger candidate, raise additional capital from issuance of stock or receive continued financial support and additional borrowings from the existing promissory note from stockholder. There can be no assurance that the proposed Merger or the related private placement financing will be completed. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note pending completion of the proposed Merger. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Note 6. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 3, 2026, the issuance date of these unaudited condensed financial statements, and has not identified any requiring disclosure except as noted below.

Proposed Merger Agreement

On June 18, 2026, the Company filed with the SEC a Schedule 14F-1 Information Statement relating to an anticipated change in the composition of its board of directors that is expected to occur in connection with a proposed merger to be completed by and among the Company, a recently formed wholly-owned subsidiary of the Company (“Merger Sub”), and Blue Laser Fusion, Inc., a privately held Delaware corporation (“BLF”), pursuant to which Merger Sub would merge with and into BLF, with BLF continuing as the surviving entity (the “Merger”) and as the Company’s wholly-owned subsidiary, after which the Company would continue the business of BLF. The Merger would occur pursuant to an Agreement and Plan of Merger and Reorganization expected to be entered into by and among the Company, BLF and Merger Sub (the “Merger Agreement”).

BLF is engaged in commercializing a proprietary and novel pulsed laser architecture, GigaPulse™, based on its high peak power, efficient, reliable and cost-effective laser optical enhancement cavity (OEC) technology. BLF is pursuing pulsed laser applications in directed energy defense applications designed to deliver 100,000 times the peak power compared to conventional continuous wave defense lasers. This capability has the potential to neutralize advanced threats with rapid engagement of targets at the speed of light, a deep magazine, and low cost per shot compared to conventional approaches. BLF is currently in the development stage, and has not yet completed the full-scale 1 kJ pulsed OEC laser demonstration or tested the laser in a directed energy defense application. Additionally, BLF is developing gigawatt (GW) scale, safe, secure, clean fusion energy based on the proven ignition and gain demonstrated by the National Ignition Facility (NIF) at Lawrence Livermore National Laboratory (LLNL) in 2022 in order to power economic growth and meet the acute and increasing demand for data centers and AI, EVs, and onshore manufacturing. BLF is headquartered in Goleta, California.

Pursuant to the terms of the proposed Merger Agreement, it is expected that all outstanding equity interests of BLF will be converted into shares of our common stock, such that the holders of BLF equity before the proposed Merger will own a majority of the outstanding shares of our common stock after the Merger (before giving effect to a potential private placement offering of common stock by the Company that we expect will be consummated simultaneously with or immediately after the proposed Merger), resulting in a change of control of the Company. Completion of a private placement financing is expected to be a condition to completion of the Merger.

Certain other information regarding the proposed Merger and proposed changes to the management and share ownership of the Company is set forth in the Schedule 14F-1.

The foregoing description of the proposed Merger Agreement and potential private placement and related matters does not purport to be complete and is qualified in its entirety by the terms of the actual Merger Agreement and of terms and documentation for a private placement, none of which has yet been completed and executed. The proposed Merger is expected to be subject to satisfaction of a number of other conditions precedent, and there can be no assurance that the Merger Agreement will be signed or that the Merger or private placement will be consummated or other such conditions satisfied. If and when the Merger Agreement is signed, it will be further described in greater detail and filed by the Company with the SEC as an exhibit to a Current Report on Form 8-K. Similarly, if and when a private placement is consummated, it will be further described in greater detail in, and any material agreements related thereto will be filed by the Company with the SEC as exhibits to, a Current Report on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of our Business

Unite Acquisition 2 Corp. was incorporated in the State of Delaware on March 10, 2022. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has focused its efforts to identify a possible business combination. As described below under “Recent Development – Proposed Merger,” the Company has identified BLF as a proposed business combination target and, on June 18, 2026, filed a Schedule 14F-1 with the SEC relating to the proposed Merger.

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

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates, which efforts have resulted in the identification of BLF as a proposed business combination target as described below under “Recent Development – Proposed Merger.” No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the remainder of the fiscal year is to complete the proposed Merger with BLF or, if the proposed Merger is not completed, to continue its efforts to locate suitable alternative acquisition candidates. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Unless and until the proposed Merger is completed, the Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of pursuing and completing the proposed Merger with BLF, and, if the proposed Merger is not completed, of investigating and analyzing alternative business combinations for the next 12 months and beyond such time will be paid with funds to be loaned to or invested in us by our stockholders, management or other investors, and, in connection with the proposed Merger, funds expected to be raised in the related private placement financing.

During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports,

(ii)	accounting, auditing and general administrative expenses, and

(iii)	investigating, analyzing, and consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management, other investors and affiliates. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of June 30, 2026, the Company had $310 in cash. As of December 31, 2025, the Company had $886 in cash. On March 10, 2022, the Company issued a promissory note (the “Note”) to Lucius Partners LLC (“Lucius Partners”), the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the Note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the Note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the Note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the Note except if an Event of Default (as defined in the Note) has occurred. In the event of an Event of Default, the entire Note shall automatically become due and payable (the “Default Date”) and starting from five days after the Default Date, the interest rate on the Note shall accrue at the rate of 18% per annum. The entirety of the Note was repaid in fiscal year 2024 utilizing the proceeds from the LPOF Note (defined below). The Company borrowed an additional $90,000 under the Note in 2025 and an additional $4,884 under the Note in 2026. As of June 30, 2026 and December 31, 2025, the amount due under the Note was $94,884 and $90,000, respectively. On October 28, 2024, the Company entered into an Unsecured Promissory Note Agreement (the “LPOF Note”) with Lucius Partners Opportunity Fund, LP (“LPOF”), an affiliate of the Company, and received $275,000. The LPOF Note accrues 12% interest annually. The LPOF Note originally matured on October 28, 2025 and did not include any prepayment penalty. We used the proceeds from the LPOF Note to pay off the Note, related party payable, other accrued expenses and general expenses. We amended the LPOF Note on October 28, 2025 to extend the maturity date to October 28, 2026. No other terms were amended. The Company accounted for debt extension as a modification under ASC 470. The Company issued a warrant to purchase 30,000 shares of common stock at an exercise price of $0.01 to LPOF as consideration for extending the maturity date. The warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s Common Stock amongst other conditions for equity classification. The accounting and measurement implications related to the Warrants issued with this transaction are insignificant.

Effective March 10, 2022, the Company also entered into a services agreement with Lucius Partners, pursuant to which we incur a quarterly fee of $1,250 to Lucius Partners for advisory, accounting, and administrative support services.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to complete the proposed Merger with BLF described below, together with the related private placement financing, or, if the proposed Merger is not completed, to find a suitable alternative target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds through the private placement financing expected to occur in connection with the proposed Merger or, if the proposed Merger is not completed, other equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

As of June 30, 2026 and as of December 31, 2025, the Company had $310 and $886 in cash, respectively, and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $165,000 related to legal, accounting, audit, other professional service fees and interest expense incurred in relation to the Company’s Exchange Act filing requirements, in addition to costs associated with pursuing the proposed Merger with BLF described below. The costs related to completing the proposed Merger, including any private placement financing expected to occur in connection therewith, are not yet known with certainty because the Merger Agreement and the definitive terms of the private placement have not yet been executed. Should the proposed Merger not be completed, the costs related to the acquisition of an alternative business combination target company would vary widely and would be dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to completing the proposed Merger with BLF. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, complete the proposed Merger or another business combination, and ultimately, achieve profitable operations.

If the proposed Merger with BLF is not completed, the Company may consider acquiring a business, which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. We believe that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. There is no assurance that we will in fact have access to additional capital or financing as a public company. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

If the proposed Merger with BLF is not completed, the Company anticipates that the selection of an alternative business combination will be complex and extremely risky. While the Company is in a competitive market with a small number of business opportunities, through information obtained from industry professionals including attorneys, investment bankers, and other consultants with experience in the reverse merger industry, we believe that there are opportunities for a business combination with companies seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. A private operating company that may need to raise capital quickly could also benefit by completing a business combination with us rather than by filing its own Exchange Act registration statement because certain investors will not invest in a company that is not filing periodic and current reports with the SEC. On the other hand, the fact that our Common Stock is not quoted or listed and does not trade may adversely impact the Company’s likelihood of success in finding a target company and completing a business combination, especially if the Company is competing for such opportunities with other entities seeking candidates for such combinations that have publicly traded stock or other securities, which may be considered more attractive by some prospective targets. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. However, the Company’s sole shareholder, Lucius Partners, a privately held company, which provides a broad suite of services to help healthcare companies grow, achieve milestones, and generate value for their shareholders, and/or other entities with whom the Company has contacts, may assist in making introductions to candidates for a potential business combination. Lucius Partners has identified and invested in a wide spectrum of global industries, primarily in the healthcare space, and assisted the Company in identifying BLF as a potential business combination target, as described under “Recent Development – Proposed Merger” below, but is not obligated to so identify any other target. Except as described herein, there are currently no other agreements or preliminary understandings between us and Lucius Partners.

Except as described below with respect to the proposed Merger with BLF, we have not established a specific timeline, nor have we created a specific plan to identify an alternative acquisition target and consummate a business combination should the proposed Merger not be completed. If the proposed Merger is not completed, we expect that our management and the Company, through its various contacts and affiliations with other entities, including Lucius Partners, will seek to locate an alternative business combination target. We expect that funds in the amount of approximately $165,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination, including the proposed Merger with BLF. Such funds relating to an alternative business combination can only be estimated upon identifying such an alternative business combination target. Our sole stockholder has indicated an intent to advance funds to the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our sole stockholder or any other person specifically requiring that it provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate the proposed Merger or alternative business combination transaction.

As of the date of this Form 10-Q, the Company has not entered into any definitive agreement with any party regarding business opportunities for the Company, nor except as described below, have there been any specific discussions with any potential business combination candidates.

Recent Development - Proposed Merger

On June 18, 2026, the Company filed with the SEC a Schedule 14F-1 Information Statement relating to an anticipated change in the composition of its board of directors that is expected to occur in connection with a proposed merger to be completed by and among the Company, a recently formed wholly-owned subsidiary of the Company (“Merger Sub”), and Blue Laser Fusion, Inc., a privately held Delaware corporation (“BLF”), pursuant to which Merger Sub would merge with and into BLF, with BLF continuing as the surviving entity (the “Merger”) and as the Company’s wholly-owned subsidiary, after which the Company would continue the business of BLF. The Merger would occur pursuant to an Agreement and Plan of Merger and Reorganization expected to be entered into by and among the Company, BLF and Merger Sub (the “Merger Agreement”).

BLF is engaged in commercializing a proprietary and novel pulsed laser architecture, GigaPulse™, based on its high peak power, efficient, reliable and cost-effective laser optical enhancement cavity (OEC) technology. BLF is pursuing pulsed laser applications in directed energy defense applications designed to deliver 100,000 times the peak power compared to conventional continuous wave defense lasers. This capability has the potential to neutralize advanced threats with rapid engagement of targets at the speed of light, a deep magazine, and low cost per shot compared to conventional approaches. BLF is currently in the development stage, and has not yet completed the full-scale 1 kJ pulsed OEC laser demonstration or tested the laser in a directed energy defense application. Additionally, BLF is developing gigawatt (GW) scale, safe, secure, clean fusion energy based on the proven ignition and gain demonstrated by the National Ignition Facility (NIF) at Lawrence Livermore National Laboratory (LLNL) in 2022 in order to power economic growth and meet the acute and increasing demand for data centers and AI, EVs, and onshore manufacturing. BLF is headquartered in Goleta, California.

Pursuant to the terms of the proposed Merger Agreement, it is expected that all outstanding equity interests of BLF will be converted into shares of our common stock, such that the holders of BLF equity before the proposed Merger will own a majority of the outstanding shares of our common stock after the Merger (before giving effect to a potential private placement offering of common stock by the Company that we expect will be consummated simultaneously with or immediately after the proposed Merger), resulting in a change of control of the Company. Completion of a private placement financing is expected to be a condition to completion of the Merger.

Certain other information regarding the proposed Merger and proposed changes to the management and share ownership of the Company is set forth in the Schedule 14F-1.

The foregoing description of the proposed Merger Agreement and potential private placement and related matters does not purport to be complete and is qualified in its entirety by the terms of the actual Merger Agreement and of terms and documentation for a private placement, none of which has yet been completed and executed. The proposed Merger is expected to be subject to satisfaction of a number of other conditions precedent, and there can be no assurance that the Merger Agreement will be signed or that the Merger or private placement will be consummated or other such conditions satisfied. If and when the Merger Agreement is signed, it will be further described in greater detail and filed by the Company with the SEC as an exhibit to a Current Report on Form 8-K. Similarly, if and when a private placement is consummated, it will be further described in greater detail in, and any material agreements related thereto will be filed by the Company with the SEC as exhibits to, a Current Report on Form 8-K.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, the Company had total assets equal to $310 and $886 respectively, comprised exclusively of cash. The Company’s current liabilities as of June 30, 2026 and December 31, 2025, totaled $706,717 and $454,155, respectively, comprised of related party payables, accounts payable and accrued expenses and amounts due under a note payable to Lucius Opportunity Fund, LP. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows used in operating and financing activities:

	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(5,460)	$(47,296)
Net cash provided by financing activities	4,884	20,000
Net decrease in cash and cash equivalents	$(576)	$(27,296)

Issuance of Promissory Note to a Stockholder

On March 10, 2022, the Company issued the Note to Lucius Partners, the sole stockholder of the Company, pursuant to which the Company agreed to repay the sum of any and all amounts that Lucius Partners may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the Note to cover its expenses. Although Lucius Partners has no obligation to advance funds to the Company under the terms of the Note, it is anticipated that it may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the Note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the Note) has occurred. In the event of an Event of Default, the entire Note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the Note shall accrue at the rate of 18% per annum. All amounts outstanding under the Note were repaid in their entirety during fiscal year 2024 in the amount of $131,647, utilizing the proceeds from the LPOF Note. In 2025, the Company received an additional $90,000 under this Note. In 2026, the Company received an additional $4,884 under this Note.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates, which efforts have resulted in the identification of BLF as a proposed business combination target as described above under “Recent Development – Proposed Merger.” No revenue has been generated by the Company for the six months ended June 30, 2026. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to complete the proposed Merger with BLF or, if the proposed Merger is not completed, to continue its efforts to locate suitable alternative acquisition candidates.

For the six months ended June 30, 2026, and 2025, the Company had a net loss of $253,138 and $105,392, respectively, comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses and accrued interest expense on the LPOF Note.

In the next 12 months, we expect to incur expenses equal to approximately $165,000 related to legal, accounting, audit, other professional service fees and interest expense incurred in relation to the Company’s Exchange Act filing requirements, in addition to costs associated with pursuing the proposed Merger with BLF described above. The costs related to completing the proposed Merger, including any financing expected to occur in connection therewith, are not yet known with certainty because the Merger Agreement and the definitive terms of the private placement have not yet been executed. Should the proposed Merger not be completed, the costs related to the acquisition of an alternative business combination target company would vary widely and would be dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to completing the proposed Merger with BLF. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, complete the proposed Merger or another business combination, and ultimately, achieve profitable operations.

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

In connection with the preparation of this Form 10-Q, management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on their evaluation as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective due to the lack of adequate segregation of accounting functions (material weaknesses) which could result in material misstatements in our unaudited condensed financial statements.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 3, 2026	Unite Acquisition 2 Corp.

	By:	/s/ Nathan P. Pereira
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