Form 10-Q
period 2026-09-30
Blue Laser Fusion, Inc.
filed 2026-11-03
CIK 1938570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number:
000-56581

BLUE LASER FUSION, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-1593753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6950 Hollister Ave, Goleta, CA	93117
(Address of principal executive offices)	(Zip Code)

650-906-0323
(Registrant’s telephone number, including area code)

Unite Acquisition 2 Corp.
12 E. 49th Street, 11th Floor, New York, NY 10017
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted posted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer , an accelerated filer, a non-accelerated
filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act). Yes ☐ No ☒
As of November 3, 2026, the registrant had 8,234,466 shares of common stock issued and outstanding.

BLUE LASER FUSION, INC.

QUARTERLY REPORT ON FORM 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the accompanying notes thereto included elsewhere in this quarterly report on Form 10-Q (the “Report”).

As used in this Report, unless otherwise stated or the context clearly indicates otherwise, the terms the “Company,” “Blue Laser Fusion”, “we,” “us” and “our” refer to Blue Laser Fusion, Inc., incorporated in the State of Delaware, and its subsidiaries after giving effect to the Merger (as defined below) and the Company name change described herein.

The registrant was incorporated as Unite Acquisition 2 Corp. (“Unite Acquisition” or the “Company”) in the State of Delaware on March 10, 2022. Prior to the Merger (as defined below), the registrant was a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

On September 4, 2026, Unite Acquisition’s wholly owned subsidiary, Blue Laser Subsidiary, Inc., a Delaware corporation formed in the State of Delaware on June 23, 2026 (“Merger Sub”), merged with and into Blue Laser Fusion Inc., a privately held Delaware corporation (prior to the Merger, “Private Blue Laser Fusion”). Pursuant to this transaction (the “Merger”), Private Blue Laser Fusion became the Company’s wholly owned subsidiary, all of the outstanding stock of Private Blue Laser Fusion was converted into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and all of the outstanding vested and unvested options of Private Blue Laser Fusion were converted into options to purchase shares of the Common Stock.

As a result of the Merger, we acquired the business of Private Blue Laser Fusion and will continue its business operations as a public reporting company under the name, Blue Laser Fusion, Inc. Concurrent with the consummation of the Merger, Private Blue Laser Fusion changed its name to “Blue Laser Fusion Acquisition Co.” and subsequently changed its name to “Blue Laser Subsidiary Inc.”

Concurrently with the closing of the Merger, the Company also sold in a private placement offering (the “Offering”) 910,265 shares of Common Stock at a purchase price of $27.50 per share. The Company later sold an additional 330,367 shares of Common Stock in subsequent closings of the Offering (for an aggregate of 1,240,632 shares of Common Stock sold in the Offering). This Report is not a solicitation for or an offer to purchase securities.

In accordance with “reverse merger” or “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Merger will be replaced with the historical financial statements of Private Blue Laser Fusion, in all future filings with the U.S. Securities and Exchange Commission (the “SEC”).

This Report contains summaries of the material terms of various agreements executed in connection with the transactions described herein. The summaries of these agreements are subject to, and are qualified in their entirety by, reference to these agreements, which are filed as exhibits hereto and incorporated herein by reference.

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding: the anticipated features and benefits of our technology platform, architecture, and products; , including the anticipated peak power, efficiency, reliability, magazine depth and cost per shot of our GigaPulse™ pulsed laser and laser optical enhancement cavity (OEC) technology relative to conventional laser and kinetic systems; our strategy; our target markets, including directed energy defense applications such as counter-unmanned aerial systems, missile defense and other tactical defense capabilities, and gigawatt-scale fusion energy to serve demand from data centers, artificial intelligence, electric vehicles and onshore manufacturing; our potential market opportunity and the anticipated size of such potential markets; the market adoption of directed

ii

energy defense systems by U.S. and allied defense customers, including defense prime contractors; the development timeline and anticipated timing of commercial availability of our technology and products, including the completion of our full-scale pulsed OEC laser demonstration and the development, field-testing and deployment of our pulsed laser systems for directed energy defense applications; anticipated milestones and timing thereof, including our fusion energy and clean energy milestones; our potential pipeline and customers; our plans regarding management of our manufacturing and supply chain, including our plans to establish and expand optical fabrication and pulsed laser engineering and assembly capacity in Goleta, California; our strategic collaboration opportunities and plans; our research and development and sales and marketing plans; our intellectual property; the closing of any additional tranches of funding, including any additional closings of the Offering; our anticipated use of proceeds from the Offering and any other financings and related matters, including the allocation of proceeds among the acceleration of prototype development and field-testing of our directed energy defense platforms, the advancement of our semiconductor- and fiber-amplifier-based pulsed laser systems for inertial confinement fusion, and the scaling of our manufacturing and supply chain; the anticipated benefits of the Merger and the Offering, including our ability to obtain a quotation or listing of our Common Stock and access the public capital markets; our competitive position; our liquidity position and need for additional capital; our anticipated operational, business, and financial goals, including with respect to revenue, expenses, capital expenditures, dividends, capital structure, governance, or other financial and corporate matters; our potential future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC; and the assumptions underlying or relating to the foregoing.

The forward-looking statements are neither historical facts nor assurances of future performance and not meant to predict or guarantee actual results, performance, events, or circumstances. Instead, they are based upon the Company’s current projections, plans, objectives, beliefs, expectations, estimates and assumptions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances, including those discussed under “Risk Factors” below, that are difficult to predict and many of which are outside of the Company’s control. Actual results, the timing of certain events and circumstances, and our financial condition may differ materially from those indicated or implied by the forward-looking statements as a result of these risks and uncertainties. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Any forward-looking statement made by the Company in this Report is based only on information currently available to the Company and speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

iii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC and should be read in conjunction with the audited financial statements and related disclosures of Unite as of December 31, 2025 and for the year then ended, which were filed with the SEC on March 13, 2026 as part of the Company’s Annual Report on Form
10-K
(the “Annual Report”) and the audited financial statements and related disclosures of Private Blue Laser Fusion as of December 31, 2025 and for the year then ended, which were included as Exhibit 99.1 within the Form
8-K
filed by the Company on September 9, 2026 with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

BLUE LASER FUSION, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (UNAUDITED)

Blue Laser Fusion, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except number of shares and per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$33,022	$16,547
Accounts receivable, net	10	56
Other receivables, net	—	6
Prepaid expenses and other current assets	480	161

Total current assets	33,512	16,770
Property and equipment, net	1,021	835
Operating right-of-use assets	581	705

Total assets	$35,114	$18,310

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$911	$232
Accrued expenses and other current liabilities	449	60
Current portion of operating lease liabilities	184	165

Total current liabilities	1,544	457
Operating lease liabilities, net of current portion	429	570

Total liabilities	1,973	1,027
Commitments and contingencies (Note 9)
Convertible preferred stock:
Series Seed-1 convertible preferred stock: $0.0001 par value; no shares and 3,876,721 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	37,673
Series Seed-2 convertible preferred stock: $0.0001 par value; no shares and 64,065 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	500

Total convertible preferred stock	—	38,173
Stockholders’ equity (deficit):
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value, 300,000,000 shares authorized, 8,026,384 and 3,632,165 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	60,733	231
Accumulated other comprehensive loss	(31)	(21)
Accumulated deficit	(27,562)	(21,101)

Total stockholders’ equity (deficit)	33,141	(20,890)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$35,114	$18,310

The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Laser Fusion, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except number of shares and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Other revenue	$28	$—	$57	$—

Total revenues	28	—	57	—
Operating expenses:
Research and development	1,195	2,244	4,048	6,843
General and administrative	889	408	2,816	1,287

Total operating expenses	2,084	2,652	6,864	8,130
Loss from operations	(2,056)	(2,652)	(6,807)	(8,130)
Other income (expense):
Interest income	101	205	355	697
Foreign currency loss	(1)	—	(1)	—

Loss before income taxes	(1,956)	(2,447)	(6,453)	(7,433)
Income tax (expense) benefit	(10)	—	(8)	(7)

Net loss	$(1,966)	$(2,447)	$(6,461)	$(7,440)

Other comprehensive loss:
Foreign currency translation adjustments	(1)	(3)	(10)	(6)

Total comprehensive loss	$(1,967)	$(2,450)	$(6,471)	$(7,446)

Net loss per share of common stock, basic and diluted	$(0.43)	$(0.70)	$(1.66)	$(2.16)

Weighted-average shares of common stock outstanding, basic and diluted	4,616,183	3,482,298	3,882,581	3,450,337

The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Laser Fusion, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except number of shares)
(Unaudited)

	Convertible preferred stock				Stockholders’ equity (deficit)
								Accumulated
							Additional	Other
	Series Seed-1		Series Seed-2		Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2025, as previously reported	3,876,721	$37,673	64,065	$500	5,752,800	$1	$231	$(21)	$(21,101)	$(20,890)
Retroactive application of the Exchange Ratio to Private Blue Laser Fusion common shares (Note 3)	—	$—	—	$—	(2,120,635)	$—	$—	$—	$—	$—

Balance at December 31, 2025, as recast	3,876,721	$37,673	64,065	$500	3,632,165	$1	$231	$(21)	$(21,101)	$(20,890)
Stock-based compensation expense	—	—	—	—	—	—	40	—	—	40
Foreign currency translation adjustment	—	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	(2,091)	(2,091)

Balance at March 31, 2026	3,876,721	37,673	64,065	500	3,632,165	1	271	(26)	(23,192)	(22,946)

Stock-based compensation expense	—	—	—	—	—	—	251	—	—	251
Issuance of common shares upon exercise of stock options	—	—	—	—	6,313	—	13	—	—	13
Repurchase of common shares	—	—	—	—	(138,113)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	—	(2,404)	(2,404)

Balance at June 30, 2026	3,876,721	37,673	64,065	500	3,500,365	1	535	(30)	(25,596)	(25,090)

Conversion of convertible preferred stock into common stock in connection with the Merger	(3,876,721)	(37,673)	(64,065)	(500)	2,488,103	—	38,173	—	—	38,173
Stock-based compensation expense	—	—	—	—	—	—	137	—	—	137
Issuance of common shares upon exercise of stock options	—	—	—	—	5,366	—	11	—	—	11
Sale of common stock in the Offering, net of issuance costs	—	—	—	—	1,032,550	—	23,713	—	—	23,713
Equity of Unite Acquisition 2 Corp. at the time of the exchange	—	—	—	—	1,000,000	—	—	—	(780)	(780)
Recapitalization of Unite Acquisition 2 Corp. accumulated deficit at time of the exchange	—	—	—	—	—	—	(780)	—	780	—
Issuance of restricted common shares	—	—	—	—	505,098	—	—	—	—	—
Repurchase of common shares	—	—	—	—	(505,098)	—	(1,056)	—	—	(1,056)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	(1,966)	(1,966)

Balance at September 30, 2026	—	—	—	—	8,026,384	1	60,733	(31)	(27,562)	33,141

The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Laser Fusion, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(Amounts in thousands, except number of shares)
(Unaudited)

	Convertible preferred stock				Stockholders’ equity (deficit)
								Accumulated
							Additional	Other
	Series Seed-1		Series Seed-2		Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2024, as previously reported	3,876,721	37,673	64,065	500	5,745,000	1	96	(10)	(11,986)	(11,899)
Retroactive application of the Exchange Ratio to Private Blue Laser Fusion common shares (Note 3)	—	—	—	—	(2,117,758)	—	—	—	—	—

Balance at December 31, 2024, as recast	3,876,721	37,673	64,065	500	3,627,242	1	96	(10)	(11,986)	(11,899)
Stock-based compensation expense	—	—	—	—	—	—	21	—	—	21
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(2,247)	(2,247)

Balance at March 31, 2025	3,876,721	37,673	64,065	500	3,627,242	1	117	(10)	(14,233)	(14,125)

Stock-based compensation expense	—	—	—	—	—	—	35	—	—	35
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3)	—	(3)
Issuance of common shares upon exercise of stock options	—	—	—	—	2,714	—	5	—	—	5
Net loss	—	—	—	—	—	—	—	—	(2,746)	(2,746)

Balance at June 30, 2025	3,876,721	37,673	64,065	500	3,629,956	1	157	(13)	(16,979)	(16,834)

Stock-based compensation expense	—	—	—	—	—	—	29	—	—	29
Issuance of common shares upon exercise of stock options	—	—	—	—	2,209	—	5	—	—	5
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	(2,447)	(2,447)

Balance at September 30, 2025	3,876,721	37,673	64,065	500	3,632,165	1	191	(16)	(19,426)	(19,250)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Laser Fusion, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(Amounts in thousands, except number of shares)
(Unaudited)

	Convertible preferred stock				Stockholders’ equity (deficit)
								Accumulated
							Additional	Other
	Series Seed-1		Series Seed-2		Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2025, as previously reported	3,876,721	$37,673	64,065	$500	5,752,800	$1	$231	$(21)	$(21,101)	$(20,890)
Retroactive application of the Exchange Ratio to Private Blue Laser Fusion common shares (Note 3)	—	$—	—	$—	(2,120,635)	$—	$—	$—	$—	$—

Balance at December 31, 2025, as recast	3,876,721	$37,673	64,065	$500	3,632,165	$1	$231	$(21)	$(21,101)	$(20,890)
Stock-based compensation expense	—	—	—	—	—	—	428	—	—	428
Issuance of common shares upon exercise of stock options	—	—	—	—	11,679	—	24	—	—	24
Conversion of convertible preferred stock into common stock in connection with the Merger	(3,876,721)	(37,673)	(64,065)	(500)	2,488,103	—	38,173	—	—	38,173
Sale of common stock in the Offering, net of issuance costs	—	—	—	—	1,032,550	—	23,713	—	—	23,713
Equity of Unite Acquisition 2 Corp. at the time of the exchange	—	—	—	—	1,000,000	—	—	—	(780)	(780)
Recapitalization of Unite Acquisition 2 Corp. accumulated deficit at time of the exchange	—	—	—	—	—	—	(780)	—	780	—
Issuance of restricted common shares	—	—	—	—	505,098	—	—	—	—	—
Repurchase of common shares	—	—	—	—	(643,211)	—	(1,056)	—	—	(1,056)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	—	—	(6,461)	(6,461)

Balance at September 30, 2026	—	—	—	—	8,026,384	1	60,733	(31)	(27,562)	33,141

Balance at December 31, 2024, as previously reported	3,876,721	37,673	64,065	500	5,745,000	1	96	(10)	(11,986)	(11,899)
Retroactive application of the Exchange Ratio to Private Blue Laser Fusion common shares (Note 3)	—	—	—	—	(2,117,758)	—	—	—	—	—

Balance at December 31, 2024, as recast	3,876,721	37,673	64,065	500	3,627,242	1	96	(10)	(11,986)	(11,899)
Stock-based compensation expense	—	—	—	—	—	—	85	—	—	85
Issuance of common shares upon exercise of stock options	—	—	—	—	4,923	—	10	—	—	10
Foreign currency translation adjustment	—	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	(7,440)	(7,440)

Balance at September 30, 2025	3,876,721	$37,673	64,065	$500	3,632,165	$1	$191	$(16)	$(19,426)	$(19,250)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Laser Fusion, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(6,461)	$(7,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217	156
Stock-based compensation expense	428	85
Amortization of right-of-use assets	124	119
Changes in operating assets and liabilities:
Accounts receivable, net	46	—
Other receivables	6	10
Prepaid expenses and other current assets	(320)	148
Accounts payable	(52)	(268)
Accrued expenses and other current liabilities	(219)	(22)
Operating lease liabilities	(122)	(118)

Net cash used in operating activities	(6,353)	(7,330)
Investing activities:
Purchases of property and equipment	(378)	(173)

Net cash used in investing activities	(378)	(173)
Financing activities:
Proceeds from sale of common stock in the Offering, gross	28,395	—
Payment of Offering issuance costs	(3,784)	—
Proceeds from stock option exercises	24	10
Repurchases of common stock	(1,056)	—
Repayment of notes payable and loans assumed from Unite	(370)	—

Net cash provided by financing activities	23,209	10
Effect of exchange rate changes on cash and cash equivalents	(3)	(6)

Net increase (decrease) in cash and cash equivalents	16,475	(7,499)
Cash and cash equivalents, beginning of period	16,547	25,893

Cash and cash equivalents, end of period	$33,022	$18,394

Supplemental cash flow disclosure:
Cash paid for interest	$61	$35
Cash paid for income taxes	8	7
Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible preferred stock into common stock in the reverse recapitalization	$38,173	$—
Placement Agent Warrants earned in the Offering (101,619 warrants shares )	1,462	—
Offering costs included in accounts payable and accrued expenses	898	—
Net liabilities assumed from Unite Acquisition 2 Corp. in recapitalization	780	—
Property and equipment additions included in accounts payable	26	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

Blue Laser Fusion, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Business and Organization
General
– Blue Laser Fusion, Inc., formerly known as Unite Acquisition 2 Corp. (“Unite”), and its wholly owned subsidiaries, Blue Laser Subsidiary, Inc. and Blue Laser Fusion GK (collectively, the “Company”), is an early-stage laser technology company. Unite was incorporated in the State of Delaware on March 10, 2022, and prior to the Merger described below was a “shell company” with no operations. Prior to the Merger, the Company’s business was conducted by Blue Laser Fusion, Inc., a Delaware corporation incorporated on

November 4, 2022

(“Private Blue Laser Fusion”), which was renamed Blue Laser Fusion Acquisition Co. upon the Merger and Blue Laser Subsidiary, Inc. on September 30, 2026. Unless the context otherwise requires, references to the Company for periods prior to the Merger refer to Private Blue Laser Fusion and its subsidiary. The Company specializes in developing proprietary pulsed laser technology with two principal applications: (i) inertial laser fusion energy directed toward clean baseload power generation, and (ii) directed energy defense applications utilizing the Company’s pulsed Optical Enhancement Cavity (“OEC”) fiber laser.
The Merger -
On September 4, 2026 (the “Closing Date”), Unite’s wholly owned subsidiary, Blue Laser Fusion Acquisition Co., a Delaware corporation formed on June 23, 2026 (“Merger Sub”), merged with and into Private Blue Laser Fusion, with Private Blue Laser Fusion surviving as a wholly owned subsidiary of Unite (the “Merger”). Pursuant to the Merger, all of the outstanding capital stock of Private Blue Laser Fusion after giving effect to the conversion of its Series
Seed-1
and Series
Seed-2
Convertible Preferred Stock into Private Blue Laser Fusion common stock immediately prior to the Merger (the “Preferred Conversion”), was converted into 5,488,736
shares of Unite’s common stock, par value
$0.0001 per share (the “Common Stock”), and 505,098
shares of restricted Common Stock issued in exchange for the restricted stock awards of Private Blue Laser Fusion described in Note 3, in each case at an exchange ratio of approximately 0.6314 shares
of Common Stock for each share of Private Blue Laser Fusion common stock (the “Exchange Ratio”), and all outstanding options to purchase Private Blue Laser Fusion common stock were converted into options to purchase Common Stock at the Exchange Ratio. As a result of the Merger, Unite ceased to be a shell company, changed its name to Blue Laser Fusion, Inc. and continues as a public reporting company under that name. Concurrent with the consummation of the Merger, the Company completed the initial closing of a private placement of Common Stock (the “Offering”).
The Merger was accounted for as a reverse recapitalization, with Private Blue Laser Fusion determined to be the accounting acquirer under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the accompanying unaudited condensed consolidated financial statements represent a continuation of the financial statements of Private Blue Laser Fusion. For periods prior to the Merger, the historical common shares of Private Blue Laser Fusion, and all related share, per share and stock option amounts, have been retroactively recast by applying the Exchange Ratio to reflect the capital structure of the Company as the legal parent. The recast affects only share and per share amounts: the carrying amounts of equity are unchanged, and the Series
Seed-1
and Series
Seed-2
Convertible Preferred Stock remains in temporary equity through the Closing Date, on which the Preferred Conversion was recorded. See Note 3, Reverse Recapitalization and Private Placement, for additional information.
Nature of Business
- The Company has not yet commenced its commercial manufacturing and principal related operations. Since inception, the Company’s activities have consisted predominantly of research and development of its proprietary laser technology, related development on reactors, targets, and applications, securing intellectual property, recruiting scientific and engineering personnel, and raising capital to fund those activities through Series
Seed-1
and Series
Seed-2
convertible preferred stock financing (“Series Seed Preferred financing”). To date, the Company has generated only minimal revenue, which was derived from licensing its proprietary radiation-hydrodynamics simulation software to a research institution in Japan under a license arrangement. Both of the Company’s principal applications remain in the early-stage research and development phase.

Research and development activities are conducted principally in the United States of America, at the Company’s laser facility in Goleta, California. In March 2024, the Company established Blue Laser Fusion GK, to expand the Company’s research and development personnel and capabilities, with operations conducted from an office in Tokyo and through a research collaboration with Osaka University. The Company’s ability to achieve fusion is subject to significant risks and uncertainties, which are discussed further in Note 2.
Note 2 – Summary of Significant Accounting Policies
Basis of presentation and consolidation – The accompanying unaudited interim condensed consolidated financial statements have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of Private Blue Laser Fusion as of and for the year ended December 31, 2025, which were included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2026. The condensed consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited consolidated financial statements of Private Blue Laser Fusion as of that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements.
These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position as of September 30, 2026 and the Company’s results of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, and its convertible preferred stock and stockholders’ equity activities and cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any interim period or for any other future year.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Blue Laser Subsidiary, Inc. and Blue Laser Fusion GK. All intercompany transactions and balances have been eliminated upon consolidation. These unaudited condensed consolidated financial statements are presented in U.S. dollars.
Use of estimates – The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Certain risks and uncertainties – The Company is subject to a number of risks similar to other companies in a comparable stage of development, including the need for successful commercialization and demand for the Company’s future products and services; reliance on key personnel; competition from other companies with greater financial, technical, and research and development resources; and the risks relating to the ability to secure adequate financing.

Fair value of financial instruments – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurement and Disclosures, establishes a hierarchy whereby inputs to valuation techniques used in measuring fair value are prioritized, or the fair value hierarchy. There are three levels to the fair value hierarchy based on reliability of inputs, as follows:

•	Level 1 - Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.

•
Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions.
The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period, utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The determination requires significant judgments to be made by the Company. The Company’s money market account is classified within Level 1 of the fair value hierarchy as it is valued based on quoted prices in active markets. There were no transfers between levels during the three and nine months ended September 30, 2026 and 2025.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine the fair value (in thousands):

	Fair value measurement at reporting date using
	Level 1	Level 2	Level 3
September 30, 2026
Assets:
Money market funds	$29,722	$—	$—

Total assets	$29,722	$—	$—

December 31, 2025
Assets:
Money market funds	$15,367	$—	$—

Total assets	$15,367	$—	$—

Cash equivalents consist of money market funds, which were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.
Concentrations of credit risk – Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents with financial institutions, the balances of which may exceed federally insured limits. If any of the financial institutions with whom the Company does business were to be placed into receivership, the Company may be unable to access the funds it has on deposit with such institutions. If the Company is unable to access its cash and cash equivalents as needed, the Company’s financial position and ability to operate its business could be adversely affected.

The Company had $3.0 million and $0.8 million in deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, the Company also held $29.7 million and $15.4 million, respectively, in money market funds classified as cash and cash equivalents that were not FDIC insured.
In addition, the Company’s Japanese subsidiary, Blue Laser Fusion GK, maintains cash deposits with a financial institution in Japan.
Yen-denominated
deposits are insured by the Deposit Insurance Corporation of Japan (“DICJ”) up to ¥10 million (approximately $64 thousand) of principal, plus accrued interest, per depositor per financial institution; foreign currency deposits are not insured by the DICJ. As of September 30, 2026 and December 31, 2025, Blue Laser Fusion GK held cash deposits of approximately $0.1 million at each date, of which approximately $0.03 million and $0.04 million, respectively, exceeded the DICJ insurance limit. The Company has not experienced any losses on these deposits and believes it is not exposed to significant credit risk due to the financial position of the financial institution in which they are held.
Revenue Recognition – The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Under ASC 606, the Company applies the following five-step model to determine when and how revenue is recognized:

•	Identify the contract with a customer

•	Identify the performance obligations in the contract

•	Determine the transaction price

•	Allocate the transaction price to the performance obligations in the contract

•	Recognize revenue when (or as) the Company satisfies a performance obligation
When an arrangement includes multiple promised goods or services, the Company evaluates whether each promised good or service is distinct. Promised goods or services that are not distinct are combined into a single performance obligation.
The Company derives revenue from the licensing of its proprietary software. In October 2025, the Company entered into a software license agreement (the “2025 Agreement”). Under the 2025 Agreement, the Company granted a limited, non-exclusive, non-transferable license to use its radiation-hydrodynamics simulation software for a six-month term commencing October 1, 2025 and terminating March 31, 2026, in exchange for a fixed, non-refundable monthly fee denominated in Japanese yen. The Company determined that the software license represents functional intellectual property and recognized the transaction price at a point in time upon delivery of the software to the customer. No revenue was recognized under the 2025 Agreement during the three and nine months ended September 30, 2025, as the agreement was not entered into until October 2025. The full transaction price was recognized upon delivery in October 2025. The 2025 Agreement expired in accordance with its terms on March 31, 2026.
On March 19, 2026, the Company entered into a new Software License and Service Agreement (the “2026 Agreement”), pursuant to which the Company granted a limited, non-exclusive, non-transferable license to use its radiation-hydrodynamics simulation software, together with installation, operation, integration and support services, for a twelve-month term commencing April 1, 2026 and terminating March 31, 2027, in exchange for a fixed, non-refundable monthly fee of approximately $10 thousand (¥1.5 million). Total fixed consideration under the 2026 Agreement is approximately $114 thousand (¥18.0 million), payable in equal monthly installments over the term. The 2026 Agreement was entered into upon the expiration of the 2025 Agreement. The Company determined that the software license and the related integration and support services are not distinct within the context of the contract, because the services significantly integrate customer-developed functionality into the licensed software; accordingly, the Company accounts for the arrangement as a single combined performance obligation. Because the customer simultaneously receives and consumes the benefits of the combined software and support services as the Company performs, the performance obligation is satisfied over time, and the Company recognizes the transaction price straight-line over the twelve-month term. The Company recognized $28 thousand and $57 thousand of revenue under the 2026 Agreement during the three and nine months ended September 30, 2026, respectively, representing ratable recognition for the three months ended September 30, 2026 and for the six-month
period from commencement on April 1, 2026 through September 30, 2026, respectively.
Deferred transaction costs - Legal, accounting and other direct costs incurred in connection with the Merger and the Offering were capitalized as deferred transaction costs within prepaid expenses and other current assets until the Closing. The balance of deferred transaction costs was $0.7 million as of June 30, 2026. Upon the closing of the Offering in September 2026, that balance was reclassified to additional paid-in capital as a reduction of the proceeds of the Offering (see Note 3). As a result, no deferred transaction costs remained capitalized as of September 30, 2026, and none had been capitalized as of December 31, 2025.
Net loss per share – Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities using the treasury stock method; because the Company reported a net loss in all periods presented, diluted net loss per share equals basic net loss per share.
For periods prior to the Merger, the weighted-average number of shares outstanding has been computed on the basis of the weighted-average number of shares of Private Blue Laser Fusion common stock outstanding multiplied by the Exchange Ratio (see Note 1). The Series Seed-1 and Series Seed-2 Convertible Preferred Stock is excluded from the weighted-average shares outstanding for periods prior to the Preferred Conversion on September 4, 2026 and is included in the potentially dilutive securities below on an as-converted basis. From the Closing Date, the actual number of shares of Common Stock outstanding is used.
The following potentially dilutive securities, presented on a recast basis, were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive:

	As of September 30,
	2026	2025
Convertible preferred stock (as converted at the Exchange Ratio)	—	2,488,103
Warrants	101,619	—
Stock options	1,155,632	638,879
Unvested restricted stock awards	524,828	138,113

Total anti-dilutive shares	1,782,079	3,265,095

Recently issued accounting pronouncements not yet adopted – In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires public business entities to disclose disaggregated information about certain income statement expense captions in a tabular format in the notes to the unaudited condensed consolidated financial statements, including categories such as employee compensation, depreciation, and intangible asset amortization. In January 2025, the FASB issued ASU No. 2025-01, which amended the effective date of ASU 2024-03. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its unaudited condensed consolidated financial statements and related disclosures.

In May 2025, the FASB issued ASU
No. 2025-03
(“ASU
2025-03”),
Business Combinations (Topic 805) and Consolidation (Topic 810)
. This ASU requires an entity to consider the factors in ASC
805-10-55-12
through
55-15
in determining the accounting acquirer in a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business, rather than defaulting to the primary beneficiary of that entity. ASU
2025-03
is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and is applied prospectively to acquisition transactions occurring on or after the date of adoption. Early adoption is permitted. The Company is currently evaluating the impact of ASU
2025-03
on its unaudited condensed consolidated financial statements and related disclosures.
Segment Reporting -The Company operates and manages its business on a consolidated basis as one operating and reportable segment, the research and development of its laser fusion energy technology, and its Chief Executive Officer, who is the chief operating decision maker (“CODM”), uses consolidated net loss, as reported in the condensed consolidated statements of operations and comprehensive loss, to monitor budgeted versus actual results, evaluate cash runway through forecast models, and allocate resources, with segment assets reported as total assets on the balance sheets. Significant segment expenses regularly provided to the CODM consist of research and development expenses and general and administrative expenses.
Emerging Growth Company - Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised accounting standards.
Foreign Currency and Currency Translation—The functional currency of the Company is the U.S. dollar. The functional currency of the Company’s Japanese subsidiary, Blue Laser Fusion GK, is the Japanese yen. Assets and liabilities of Blue Laser Fusion GK are translated into U.S. dollars using the exchange rate in effect as of the balance sheet date, and revenues and expenses are translated using the weighted-average exchange rate for the reporting period. The resulting translation adjustments are reported as a component of other comprehensive loss and are accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses arising from transactions and balances denominated in currencies other than an entity’s functional currency are recorded within other income (expense) in the condensed consolidated statements of operations and comprehensive loss. Foreign currency transaction gains and losses were not material for the three and nine months ended September 30, 2026 and 2025.
The Company’s operations in Japan are subject to risks inherent in operating under a different legal system and political and economic environment, including changes in tax laws and regulations, possible limitations on foreign investment and the repatriation of earnings, and government-imposed foreign exchange controls or restrictions on currency exchange.

Note 3 - Reverse Recapitalization and Private Placement
In connection with the Merger, the issued and outstanding shares of Private Blue Laser Fusion capital stock and options to purchase Private Blue Laser Fusion common stock were converted into the right to receive shares or options of the Company at the Exchange Ratio of approximately 0.6314 based on the following events contemplated by the Merger Agreement and effected at the Closing:

i.
each outstanding share of Private Blue Laser Fusion Series Seed-1 and Series Seed-2 Convertible Preferred Stock was converted into Private Blue Laser Fusion common stock on a one-for-one basis in the Preferred Conversion;

ii.
each outstanding share of Private Blue Laser Fusion common stock, including the shares issued in the Preferred Conversion, was exchanged for approximately 0.6314 shares of Common Stock, resulting in the issuance of 5,488,736 shares of Common Stock to the former stockholders of Private Blue Laser Fusion and 505,098 shares of restricted Common Stock to the holders of the restricted stock awards described below;

iii.
each outstanding vested and unvested option to purchase Private Blue Laser Fusion common stock was assumed by the Company and converted into an option to purchase Common Stock, with the number of underlying shares multiplied, and the exercise price divided, by the Exchange Ratio, resulting in options to purchase 1,155,632 shares of Common Stock (the “Rollover Options”) on the same vesting and other terms as the options they replaced.

iv.
On September 4, 2026, immediately prior to the Merger, Private Blue Laser Fusion repurchased 800,000 shares of its common stock (505,098 shares of Common Stock on a recast basis) from WUV 1 Limited Partnership (“WUV”), an entity affiliated with a former co-founder, for $1.1 million in cash, and on the same date issued the 800,000 repurchased shares as restricted stock awards to seven current officers, employees and a consultant (see Notes 7 and 10). The restricted stock awards were exchanged in the Merger for 505,098 shares of restricted Common Stock at the Exchange Ratio and remain subject to their original vesting terms.

The 1,000,000 shares of Unite common stock outstanding immediately prior to the Merger, of which 995,000 shares were held by Lucius Partners LLC (“Lucius Partners”), the principal stockholder of Unite, remained outstanding as shares of Common Stock following the Merger (see Note 11).
Concurrently with the Closing, the Company completed the initial closing of a private placement of 910,265 shares of Common Stock at $27.50 per share for gross proceeds of approximately $25.0 million, and on September 30, 2026 completed a second closing of 122,285 shares at $27.50 per share for gross proceeds of approximately $3.4 million (together, the “Offering”). The Company incurred approximately $4.7 million of transaction costs in connection with the Offering, consisting of placement agent fees and expenses of $3.4 million paid to the placement agent, Laidlaw & Company (UK) Ltd. (“Laidlaw”), legal, escrow, accounting and other professional fees, including $0.7 million of deferred transaction costs capitalized as of June 30, 2026 and were reclassified to additional paid-in capital at the Closing (see Note 2), all of which were recorded as a reduction of additional paid-in capital, and none of which were expensed. As of September 30, 2026, $0.9 million of these transaction costs remained unpaid and were included in accounts payable and accrued expenses. Following the Closing, the Company paid $0.8 million to settle all liabilities of Unite assumed in the Merger ($150 thousand of which was paid from the Offering escrow account), including $336 thousand to repay Unite’s unsecured promissory note payable to Lucius Partners Opportunity Fund, LP, consisting of $275 thousand of principal and $61 thousand of accrued interest. No liabilities of Unite remained unpaid as of September 30, 2026. The Company received net proceeds of approximately $23.7 million from the Offering after transaction costs.

The Merger was accounted for as a reverse recapitalization. Under this method of accounting, Unite, a shell company that did not meet the definition of a business under ASC 805, is treated as the acquired company and the Merger is treated as the equivalent of Private Blue Laser Fusion issuing shares for the net liabilities of Unite, accompanied by a recapitalization. The accounting acquirer was determined primarily on the basis that the former stockholders of Private Blue Laser Fusion hold the largest voting interest in the Company and the ability to appoint a majority of the board of directors, and that Private Blue Laser Fusion’s management holds the executive management roles of the Company and is responsible for its day-to-day
operations, which consist of Private Blue Laser Fusion’s activities.
The net liabilities of Unite of $780 thousand, consisting of a note payable and accrued interest of $336 thousand due to Lucius Partners Opportunity Fund, LP, loans payable of $95 thousand due to Lucius Partners LLC, accrued administrative and director fees of $27 thousand and accrued professional fees of $322 thousand, were recognized at historical cost as of the Closing, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Private Blue Laser Fusion, and the accumulated deficit and accumulated other comprehensive loss of Private Blue Laser Fusion have been carried forward after the Closing. The Merger affects the presentation of equity in two respects. First, the historical common shares of Private Blue Laser Fusion and related per share and stock option amounts have been retroactively recast at the Exchange Ratio: the 5,752,800 and 5,745,000 shares previously reported at December 31, 2025 and 2024 are presented as 3,632,165 and 3,627,242 shares of Common Stock, respectively. The recast is shown as a separate line in the condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) and does not change any carrying amounts. Second, the convertible preferred stock was not retroactively recast and continues to be presented in temporary equity, at its historical share counts and carrying value, for all periods prior to the Closing Date. On the Closing Date, the Preferred Conversion was recorded by reclassifying the 3,876,721 shares of Series Seed-1 Convertible Preferred Stock and 64,065 shares of Series Seed-2 Convertible Preferred Stock, with an aggregate carrying amount of $38.2 million, from temporary equity to stockholders’ equity, resulting in the issuance of 2,488,103 shares of Common Stock (after giving effect to the Exchange Ratio) and an increase of $38.2 million in Common Stock and additional paid-in
capital.
Placement Agent Warrants
In connection with the initial closing of the Offering, the Company became obligated to issue to Laidlaw warrants to purchase 101,619 shares of Common Stock
(90,027
in respect to the initial closing and 11,592 in respect to the second closing) at an exercise price of $33.00
per share, exercisable for seven years from the applicable closing (the “Placement Agent Warrants”). The Placement Agent Warrants were earned at the applicable closing and were recognized at that date at their grant-date fair value as an offering cost and a credit to additional paid-in
capital, with no net effect on additional
paid-in
capital or total stockholders’ equity (see Note 7). The warrant certificates had not been executed and delivered as of September 30, 2026 or the date these financial statements were issued, and the Placement Agent Warrants are not exercisable until they are issued.
Rollover Options
The conversion of the Private Blue Laser Fusion options into the Rollover Options was accounted for as a modification under ASC 718. Because the number of shares and exercise price were adjusted proportionately by the Exchange Ratio and no other terms changed, no incremental compensation cost was recognized, and the remaining unrecognized compensation cost continues to be recognized over the original requisite se rv
ice periods (see Note 10).

The number of shares of Common Stock issued and outstanding following the consummation of the Merger and the Offering was as follows:

Shares
Common Stock held by Unite’s stockholder prior to the Merger	1,000,000
Private Blue Laser Fusion common stock, excluding restricted stock awards (recast for the Exchange Ratio)	3,000,633
Private Blue Laser Fusion restricted stock awards issued September 4, 2026 (recast for the Exchange Ratio)	505,098
Private Blue Laser Fusion convertible preferred stock, as converted (recast for the Exchange Ratio)	2,488,103
Common Stock issued in the initial closing of the Offering	910,265

Total Common Stock outstanding following the Merger and initial closing	7,904,099
Common Stock issued in the second closing of the Offering	122,285

Total Common Stock outstanding as of September 30, 2026	8,026,384

Preferred Stock
The Series
Seed-1
and Series
Seed-2
Convertible Preferred Stock of Private Blue Laser Fusion is presented in temporary equity at its historical carrying value of $38.2 million and historical share counts in the condensed consolidated balance sheet as of December 31, 2025 and, for periods prior to the Closing, in the condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit). The carrying value represents net proceeds of approximately $38.2 million from the issuance of 3,876,721 shares of Series
Seed-1
Convertible Preferred Stock for cash at $9.76 per share and 64,065 shares of Series
Seed-2
Convertible Preferred Stock issued in July 2023 at $7.80 per share upon the conversion of a $0.5 million
 simple agreement for future equity (“SAFE”) entered into in December 2022, net of issuance costs of approximately $0.1 million. The

Preferred Conversion was recorded on the Closing Date, and no convertible preferred stock was outstanding as of September 30, 2026.
Note 4 – Property and Equipment, Net
As of September 30, 2026 and December 31, 2025, property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Laptops and IT equipment	$220	$217
Lab equipment	961	712
Furniture and fixtures	45	45
Leasehold improvements	261	208
Construction in progress	100	3

Property and equipment, gross	1,587	1,185
Less: accumulated depreciation	(566)	(350)

Property and equipment, net	$1,021	$835

Depreciation and amortization expense was $78 thousand and $217 thousand for the three and nine months ended September 30, 2026, respectively, and $98 thousand and $156 thousand for the three and nine months ended September 30, 2025, respectively.

No indicators of impairment were identified, and no impairment charges were recognized on property
and equipment during the three and nine months ended September 30, 2026 and 2025.
Note 5 – Leases
The Company leases office space in Goleta, California (two locations) and Tokyo, Japan under operating lease agreements. Lease terms range from 24 to 72 months, with certain leases containing options to extend. In addition to fixed lease payments, the Company incurs variable charges for its proportionate share of common area maintenance and building operating expenses under its domestic leases, which are recognized as incurred. One lease is denominated in Japanese yen; the related lease liability is remeasured at the current exchange rate at each reporting date with resulting gains or losses recognized in the unaudited condensed consolidated statements of operations and comprehensive loss.
The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$58	$55	$175	$165
Variable lease cost	18	17	51	50

Total lease cost	$76	$72	$226	$215

The table below summarizes supplemental balance sheet information (in thousands):

	September 30, 2026	December 31, 2025
Operating right-of-use assets	$581	$705

Current portion of operating lease liabilities	$184	$165
Operating lease liabilities, net of current portion	429	570

Total operating lease liabilities	$613	$735

As of September 30, 2026, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2026, remaining (October – December)	$58
2027	238
2028	223
2029	195

Total future undiscounted lease payments	714
Less: imputed interest	(101)

Present value of operating lease liabilities	$613
Less: Current portion of operating lease liabilities	(184)

Operating lease liabilities, net of current portion	$429

The table below summarizes other information related to the Company’s leases (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$58	$55	$172	$165

	As of September 30,
	2026	2025
Weighted-average remaining lease term (in years)	3.2	4.1
Weighted-average discount rate	9.94%	9.94%
Note 6 – Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30,	December 31,
	2026	2025
Professional fees	$90	$35
Accrued offering costs	197	—
Franchise taxes	14	6
Compensation	1	3
Other	147	16

Total accrued expenses and other current liabilities	$449	$60

Note 7 – Stockholders’ Equity
Authorized Capital
Upon consummation of the Merger, the Company’s amended and restated certificate of incorporation became effective and authorizes the issuance of 300,000,000 shares of Common Stock and 10,000,000 shares of undesignated preferred stock, each with a par value of $0.0001 per share. As of September 30, 2026, 8,026,384 shares of Common Stock and no shares of preferred stock were issued and outstanding. Holders of Common Stock are entitled to one vote per share, to dividends if, as and when declared by the board of directors, and to share ratably in the net assets of the Company upon liquidation. No dividends have been declared or paid through September 30, 2026.
Convertible Preferred Stock of Private Blue Laser Fusion
Prior to the Merger, Private Blue Laser Fusion had 3,876,721 shares of Series Seed-1 Convertible Preferred Stock (original issue price $9.7557 per share) and 64,065 shares of Series Seed-2 Convertible Preferred Stock (original issue price $7.80456 per share) outstanding, with an aggregate carrying value of $38.2 million, which were classified as temporary equity because of a contingent redemption right exercisable following a deemed liquidation event. At the Closing, all 3,940,786 shares of convertible preferred stock converted into Private Blue Laser Fusion common stock on a one-for-one basis and were exchanged for 2,488,103 shares of Common Stock at the Exchange Ratio. The convertible preferred stock is presented in temporary equity in the condensed consolidated balance sheet as of December 31, 2025. Following the Preferred Conversion, no convertible preferred stock was outstanding as of September 30, 2026 (see Note 3).

Common Stock Activity
During the nine months ended September 30, 2026, the Company issued 11,679 shares of Common Stock (18,500 pre-Merger
shares) upon the exercise of stock options for proceeds of $24 thousand and issued 1,032,550 shares in the Offering. The 1,000,000 shares of Common Stock held by Unite’s stockholders prior to the Merger remained outstanding following the reverse recapitalization (see Note 3).
On April 27, 2026, 138,113 unvested shares of restricted common stock (218,750 pre-Merger
shares) held by
WUV 1 Limited Partnership

were repurchased at their original issue price of $
0.0001
per share upon termination of the holder’s service relationship. On September 4, 2026, the Company repurchased
505,098
shares of Common Stock (
800,000
pre-Merger
shares) from WUV 1 Limited Partnership, a holder of more than
5
% of the Company’s outstanding capital stock prior to the Merger, for $
1.1
 million ($
2.09
per share on a recast basis). The repurchased shares were held as treasury stock, recorded at cost, and were reissued on the same date as the restricted stock awards described below. Upon reissuance, the $
1.1
 million cost of the treasury shares was charged to additional paid-in
capital.
No
shares were held in treasury as of September 30, 2026 or December 31, 2025.
On September 4, 2026, the Company issued 505,098 shares of restricted Common Stock (800,000 pre-Merger
shares) to seven officers, employees and a consultant at zero cost, with a vesting start date of August 1, 2026. The shares vest over three years from the vesting start date, with no shares vesting before the second anniversary of the vesting start date and one-twelfth of the shares vesting on each monthly anniversary thereafter until fully vested on the third anniversary (see Note 10). Unvested shares are subject to repurchase by the Company at the original issue price upon termination of service.
Warrants
In connection with the initial closing of the Offering, the Company became obligated to issue to the placement agent warrants to purchase 101,619 shares of Common Stock at an exercise price of $33.00 per share (see Note 3). Once issued, the warrants may be exercised for cash or, when no registration statement covering the underlying shares is effective, on a cashless net-share
basis, and expire on the seventh anniversary of the final closing of the Offering. The exercise price is subject to adjustment for stock dividends and splits, pro rata distributions and rights offerings, and is reduced under a weighted-average formula if the Company sells Common Stock or equivalents at a price below the then-current exercise price, other than exempt issuances such as awards under equity incentive plans and shares issued in a public offering. The Company determined that the warrants are indexed to its own stock and meet the conditions for equity classification. The warrants were recorded at their grant-date fair value of $1,462 thousand ($14.39 per warrant share)
as an offering cost of the Offering within additional
paid-in
capital, with no net effect on total stockholders’ equity. Equity-classified warrants are not remeasured after the grant date. The warrant certificates had not been executed and delivered as of September 30, 2026 or the date these financial statements were issued.
The fair value was estimated using a Black-Scholes option-pricing model with the following assumptions: stock price of $27.50, exercise price of $33.00, expected term of 7.0 years (the contractual term), expected volatility of 49.6% based on the historical volatility of a group of guideline public companies, a risk-free rate of 4.65% based on the U.S. Treasury constant maturity rate for the expected term, and no expected dividends. The measurement uses significant unobservable inputs (Level 3).
Note 8 – Income Taxes
The Company recognized income tax expense of approximately $10 thousand and $8 thousand for the three and nine months ended September 30, 2026, respectively, and less than $1 thousand and $7 thousand for the three and nine months ended September 30, 2025, respectively, resulting in effective tax rates of less than 1% in all periods. The effective tax rates differ from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance maintained against the Company’s U.S. federal and state deferred tax assets. Income taxes recognized in all periods relate to the activity of the Company’s Japanese subsidiary, Blue Laser Fusion GK. The Company continues to maintain a full valuation allowance against its net deferred tax assets, as the realization of such deferred tax assets is not more likely than not.

Note 9 – Commitments and Contingencies
During the normal course of business, the Company could be subject to legal actions relating to ownership and operations and the Company has, from time to time, entered into various agreements containing indemnification provisions. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of September 30, 2026 and December 31, 2025, no amounts have been accrued related to such legal proceedings or indemnification obligations.
Registration rights
In connection with the Offering, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors in the Offering and Lucius Partners covering the resale of the shares sold in the Offering, the shares issuable upon exercise of the Placement Agent Warrants and the 1,000,000 shares of Common Stock outstanding prior to the Merger (2,134,169 shares in total as of September 30, 2026). The Company is required to file a resale registration statement within 30 days after the final closing of the Offering, to use commercially reasonable efforts to have it declared effective within 120 days after the final closing, and to keep it effective for up to five years. If the Company fails to meet these deadlines or the registration statement ceases to be available for resales beyond permitted grace periods, the Company must pay the affected holders liquidated damages in cash of 12% per annum of the $27.50 per share Offering price, capped at 8% of the Offering price per share, or a maximum of approximately $4.7 million in the aggregate. The liquidated damages provision is a registration payment arrangement under ASC 825-20 and is accounted for separately from the related shares and warrants as a contingency under ASC 450-20. No payment was considered probable as of September 30, 2026, and no liability has been recognized.
Lock-up agreements
Holders of Common Stock outstanding prior to the Merger or issued in the Merger, including the Company’s directors and officers and holders of more than 10% of the outstanding Common Stock, entered into lock-up agreements (the “Lock-Up Agreements”) that restrict the sale, transfer, pledge or hedging of those shares and of securities held prior to the Closing that are exercisable for Common Stock, including the Rollover Options. The restrictions run from the Closing Date until 18 months (for directors, officers and holders of more than 10% of the outstanding Common Stock) or six months (for other holders) after the Common Stock is approved for quotation on the OTCQB or OTCQX market or for listing on a national securities exchange, subject to customary exceptions. Shares purchased in the Offering and equity awards granted after the Closing are not subject to the Lock-Up Agreements.
Note 10 – Stock-Based Compensation
Equity Incentive Plans
The Company’s 2022 Stock Incentive Plan (the “2022 Plan”), adopted by Private Blue Laser Fusion’s board of directors on December 11, 2022, provided for the grant of incentive and non-statutory stock options, restricted stock awards and other awards to employees, consultants and directors. Effective May 1, 2026, the 2022 Plan reserve was increased by 1,000,000 pre-Merger shares to 2,588,804 pre-Merger shares. In connection with the Merger, the Company assumed the 2022 Plan and the awards outstanding under it, which were converted into the Rollover Options at the Exchange Ratio, and no further awards will be granted under the 2022 Plan.

In connection with the Merger, the Company’s board of directors adopted the Blue Laser Fusion, Inc. 2026 Stock Incentive Plan (the “2026 Plan”), under which 3,253,428 shares of Common Stock were reserved as of September 30, 2026, consisting of 2,097,796 shares available for future awards and 1,155,632 shares underlying the Rollover Options, with an automatic annual increase of up to 4% of the outstanding Common Stock beginning on January 1 of the second fiscal year following the final closing of the Offering. No awards had been granted under the 2026 Plan as of September 30, 2026. The Company issues new shares of Common Stock upon the exercise of stock options and accounts for forfeitures as they occur.
Stock Options
Stock options generally vest monthly over a four-year period of continuous service, subject to a one-year
cliff; certain awards vest monthly over one year without a cliff. Options have a maximum contractual term of ten years and an exercise price equal to the fair value of the underlying common stock on the date of grant. All share and per share amounts below have been recast for the Exchange Ratio.
Fair Value Assumptions
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2026	2025
Dividend yield	0.00%	0.00%
Expected volatility	28.8%	36.2%
Risk-free interest rate	4.1%	4.1%
Expected term (years)	5.9	5.7
Stock Option Activity
A summary of stock option activity is as follows:

	Common stock options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding - December 31, 2025	718,094	$1.67	9.4
Granted	499,725	$7.26
Exercised	(11,679)	$2.08
Forfeited or expired	(50,508)	$2.08

Outstanding - September 30, 2026	1,155,632	$4.06	9.0	$23,293

Exercisable - September 30, 2026	508,338	$2.71	7.5	$10,934

The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2026 was $3.55 and during the nine months ended September 30, 2026 and 2025 was $2.59 and $0.86 per share, respectively. No stock options were granted during the three months ended September 30, 2025.
During the three months ended September 30, 2026 and 2025, 5,366 and 2,209 stock options were exercised, respectively, with an aggregate intrinsic value of approximately $119 thousand and less than $1 thousand, respectively. During the nine months ended September 30, 2026 and 2025, 11,679 and 4,923 stock options were exercised, respectively, with an aggregate intrinsic value of approximately $119 thousand and less than $1 thousand, respectively. The total fair value of options vested during the three months ended September 30, 2026 and 2025 was $94 thousand and $32 thousand, respectively, and during the nine months ended September 30, 2026 and 2025 was $365 thousand and $106 thousand, respectively. No income tax benefit was realized from stock option exercises during the three and nine months ended September 30, 2026 and 2025.
As of September 30, 2026, total unrecognized stock-based compensation expense related to unvested stock option awards was $1.2 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.
Restricted Stock Awards
On September 4, 2026, the Company granted 505,098 restricted stock awards with a vesting start date of August 1, 2026. The shares vest over three years from the vesting start date, with no shares vesting before the second anniversary of the vesting start date and one-twelfth of the shares vesting on each monthly anniversary thereafter until fully vested on the third anniversary. Certain awards provide for acceleration of 25% of the unvested shares upon a change of control and full acceleration upon an involuntary termination within twelve months following a change of control. As of September 30, 2026, unrecognized compensation cost related to nonvested restricted stock awards was approximately $13.8 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.
A summary of restricted stock award activity for the nine months ended September 30, 2026, is as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested - December 31, 2025	108,517	$—
Granted	505,098	27.50
Vested	(88,787)	—
Forfeited	—	—

Nonvested - September 30, 2026	524,828	$26.46

Stock-Based Compensation Expense
Total stock-based compensation expense of $137 thousand and $29 thousand was recognized for the three months ended September 30, 2026 and 2025, respectively, and $428 thousand and $85 thousand was recognized for the nine months ended September 30, 2026 and 2025, respectively. No income tax benefit was recognized related to stock-based compensation expense for either period as the Company maintains a full valuation allowance against its deferred tax assets.

Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$26	$—	$74	$38
General and administrative	111	29	354	47

Total stock-based compensation	$137	$29	$428	$85

Note 11 – Related Party
Principal owners
As of September 30, 2026, two holders of record each owned more than 10% of the Company’s outstanding Common Stock and were principal owners of the Company: Dr. Shuji Nakamura, the Company’s co-founder and Chief Executive Officer, who held 1,966,347 shares (approximately 24.5% of the 8,026,384 shares outstanding), and Lucius Partners LLC (“Lucius Partners”), the principal stockholder of Unite prior to the Merger (see Note 3), which held 995,000 shares (approximately 12.4%) and has designated one member of the Company’s board of directors. No other stockholder held more than 10% of the outstanding Common Stock as of September 30, 2026. Prior to the Merger, Dr. Nakamura was the only holder of more than 10% of the voting interests of Private Blue Laser Fusion; Lucius Partners held no interest in Private Blue Laser Fusion.
Transactions with Lucius Partners and its affiliates
In connection with the Merger, the Company assumed liabilities of Unite owed to Lucius Partners, its affiliates and Unite’s former sole officer and director, all of which were paid during September 2026 (see Note 3). These payments consisted of $336 thousand to LPOF to repay Unite’s unsecured promissory note, including $275 thousand of principal and $61 thousand of accrued interest; $95 thousand to Lucius Partners to repay loans made to Unite; $8 thousand to Lucius Partners for accrued quarterly administrative fees; and $19 thousand to Unite’s former sole officer and director for accrued director fees. The services agreement with Lucius Partners was terminated at the Closing. No interest expense, administrative fees or director fees of Unite are included in the Company’s results of operations for any period presented, and no amounts were payable to Lucius Partners or its affiliates as of September 30, 2026.
Certain principals of Laidlaw, the placement agent for the Offering, are members and officers of Lucius Partners. In connection with the Offering, the Company paid the placement agent cash fees and expense reimbursements of $3.4 million ($3.0 million at the first closing and $0.4 million at the second closing) and became obligated to issue the Placement Agent Warrants described in Note 3, all of which were recorded as a reduction of additional paid-in capital. Aggregate payments to Lucius Partners, LPOF, Laidlaw and Unite’s former sole officer and director during the nine months ended September 30, 2026, were $3.8 million. Lucius Partners and its affiliates did not purchase shares in the Offering. Other than the board designation right and the Registration Rights Agreement and lock-up agreement described in Note 9, to which Lucius Partners is a party on the same terms as the other holders, the Company has no continuing arrangements with Lucius Partners, LPOF or Laidlaw.

In connection with the Merger, Lucius Partners retained 995,000 of the 1,000,000 shares of Common Stock outstanding prior to the Merger, the remaining 5,000 shares are held by Sichenzia Ross Ference Carmel LLP , a law firm that served as legal counsel to Unite prior to the Merger.
Transactions with management
Dr. Nakamura purchased 9,091 shares of Common Stock in the initial closing of the Offering for $250 thousand, at the same price per share ($27.50) and on the same terms as the unaffiliated investors in the Offering. On September 4, 2026, Dr. Nakamura received 63,137 shares of restricted Common Stock (100,000 pre-Merger
shares) as part of the restricted stock awards described in Note 10; such awards are compensation arrangements and are not otherwise disclosed in this note. No bonuses, salary changes or accelerated vesting were triggered by the Merger or by the employment agreements entered into at the Closing.
Repurchase from WUV 1 Limited Partnership
WUV is an entity affiliated with a
co-founder
of Private Blue Laser Fusion whose service relationship with the Company terminated on April 27, 2026. On that date the Company repurchased 138,113 unvested restricted shares (218,750 pre-Merger
shares) from WUV at their original issue price of $0.0001 per share under a repurchase agreement dated April 17, 2026, and on September 4, 2026 the Company purchased a further 505,098 shares of Common Stock (800,000 pre-Merger
shares) from WUV for $1.1 million in cash under a second repurchase agreement (see Note 7). WUV held approximately 5.7% of the outstanding capital stock of Private Blue Laser Fusion immediately before the September repurchase and approximately 4.3% of the Company’s outstanding Common Stock as of September 30, 2026. No amounts were due to or from WUV as of September 30, 2026 or December 31, 2025.
Note 12 – Subsequent events
The Company has evaluated subsequent events through November 3, 2026, the date these unaudited condensed consolidated financial statements were issued. On October 14, 2026, the Company completed a third closing of the Offering, issuing 208,082 shares of Common Stock at $27.50 per share for gross proceeds of $5.7 million. In connection with the third closing, the Company paid placement agent fees and expenses and became obligated to issue additional Placement Agent Warrants to purchase an additional 11,171 shares of Common Stock on the terms described in Note 3. Across the initial, second and third closings, the Company sold 1,240,632 shares of Common Stock in the Offering for aggregate gross proceeds of $34.1 million. Under the Registration Rights Agreement, the Company is required to file a resale registration statement within 30 days after the final closing of the Offering (see Note 9).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Throughout this section, unless otherwise noted, “Blue Laser Fusion” “BLF,” “we,” “us,” “our,” “Company” and similar terms refer to Private Blue Laser Fusion prior to the closing of the Merger, and to the Company after the closing of the Merger. Following is a discussion and analysis of our financial condition and results of operations. You should read the following together with our unaudited condensed consolidated financial statements and the related notes included in Part 1, Item 1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Quarterly Report. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Blue Laser Fusion is commercializing a proprietary and novel pulsed laser architecture, GigaPulse™, based on its high peak power, efficient, reliable and cost-effective laser optical enhancement cavity (OEC) technology. BLF is pursuing pulsed laser applications in directed energy defense applications designed to deliver 100,000 times the peak power compared to conventional continuous wave defense lasers. This capability has the potential to neutralize advanced threats with rapid engagement of targets at the speed of light, a deep magazine, and low cost per shot compared to conventional approaches. BLF has not yet completed the full-scale 1 kJ pulsed OEC laser demonstration or tested the laser in a directed energy defense application. BLF currently anticipates using a portion of the proceeds from the Offering (as defined below) to complete the development of the laser with a view toward commercialization. Additionally, BLF is developing gigawatt (GW) scale, safe, secure, clean fusion energy based on the proven ignition and gain demonstrated by the National Ignition Facility (NIF) at Lawrence Livermore National Laboratory (LLNL) in 2022 in order to power economic growth and meet the acute and increasing demand for data centers & AI, EVs, and onshore manufacturing. BLF has been awarded contracts from the U.S. Department of Energy, as well as the Japan Fusion Moonshot program. BLF has published a peer-reviewed overview of the technology architecture, and has presented at multiple defense- and energy-related conferences. BLF has established a comprehensive IP portfolio with more than 140 patents and applications internationally.

BLF’s office headquarters is located at 6950 Hollister Ave, Goleta, CA 93117, with a commercial laser engineering facility nearby also in Goleta, and R&D labs with Caltech, as well as Osaka University Blue Laser Fusion Institute. BLF is led by an experienced high-tech management team, consisting of Nobel Prize winner Dr. Shuji Nakamura, Richard Ogawa and Paul Rudy, who have decades of experience commercializing laser and photonics. BLF was organized as a Delaware corporation in November 2022. BLF’s telephone number is 704-756-2981. BLF’s website address is https://bluelaserfusion.com.

Merger

On September 4, 2026 (the “Closing Date”), Blue Laser Fusion Acquisition Co., a wholly owned subsidiary of Unite Acquisition 2 Corp. (“Unite”), merged with and into BLF pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) (the “Merger”). At the Effective Time of the Merger, BLF survived as a wholly owned subsidiary of Unite under the name Blue Laser Fusion Acquisition Co. (changed to Blue Laser Subsidiary, Inc. subsequently), and Unite was renamed “Blue Laser Fusion, Inc.” in connection with the Merger.

At the Effective Time, all outstanding shares of BLF capital stock (after giving effect to the conversion of BLF’s Series Seed-1 and Series Seed-2 convertible preferred stock into common stock on a one-for-one basis) were converted into an aggregate of 5,993,834 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), at an exchange ratio of approximately 0.6314 (the “Exchange Ratio”), and all outstanding options to purchase BLF common stock were converted into options to purchase 1,155,632 shares of Common Stock. In connection with the Merger, the Company’s board of directors adopted the Blue Laser Fusion, Inc. 2026 Stock Incentive Plan (the “2026

Plan”), under which 3,253,428 shares of Common Stock were reserved as of September 30, 2026, consisting of 2,097,796 shares available for future awards and 1,155,632 shares underlying the converted BLF options. The Company assumed BLF’s 2022 Stock Incentive Plan in the Merger, and no further awards will be granted under that plan.

Lucius Partners LLC (“Lucius Partners”), the sole holder of common stock of Unite prior to the Merger, agreed to the cancellation of 4,000,000 shares of Common Stock, and the remaining 1,000,000 shares remained outstanding after the Merger, of which Lucius Partners held 995,000 shares as of September 30, 2026. The Merger Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions.

The Merger was accounted for as a reverse recapitalization, with BLF as the accounting acquirer. Unite, a shell company that did not meet the definition of a business under ASC 805, was treated as the acquired company, and its net liabilities of $0.8 million were recognized at historical cost, with no goodwill or other intangible assets recorded. Accordingly, BLF’s pre-Merger financial statements are presented as our historical financial statements, and pre-Merger common share, per share and stock option amounts have been retroactively recast to reflect the Exchange Ratio. The convertible preferred stock was not recast and remained in temporary equity until the Closing Date.

The Offering

Immediately following the Effective Time, we completed the initial closing of a private placement (the “Offering”) of 910,265 shares of Common Stock at $27.50 per share, followed on September 30, 2026 by a second closing of 122,285 shares at the same price. The Offering generated gross proceeds of approximately $28.4 million and net proceeds of approximately $23.7 million after placement agent fees and other transaction costs of approximately $4.7 million.

On October 14, 2026, subsequent to quarter-end, we completed a third closing of the Offering of 208,082 shares of Common Stock at $27.50 per share for gross proceeds of approximately $5.7 million, before placement agent fees and expenses. Across the initial, second and third closings, we sold 1,240,632 shares of Common Stock in the Offering for aggregate gross proceeds of approximately $34.1 million. On October 29, 2026, we announced the completion of the Offering.

Use of Proceeds

We intend to use the net proceeds of the Offering to accelerate our engineering milestones, operational expansion and technology deployment, allocated principally across three areas: (i) our directed energy defense platforms, including accelerating prototype development and field-testing of our ultra high-power pulsed lasers to address military requirements for defense against advanced threats, counter-unmanned aerial systems, missile defense and other tactical defense capabilities; (ii) our next-generation inertial confinement fusion program, including advancing the semiconductor- and fiber-amplifier-based pulsed laser systems that drive our high-frequency, high-efficiency fusion power architecture; and (iii) manufacturing and supply chain scaling, including establishing and expanding semiconductor-related optical fabrication and pulsed laser engineering and assembly capacity in Goleta, California, to serve defense prime contractors and energy partners. We also intend to use a portion of the net proceeds to pursue a quotation of our Common Stock on an over-the-counter market or a listing on a national securities exchange, and for working capital, capital expenditures and other general corporate purposes. Our management has broad discretion over the application of the net proceeds, and the amounts and timing of our actual expenditures will depend on numerous factors, including the progress of our technology development, customer demand, government funding and strategic partnership opportunities.

In connection with the Offering, the Placement Agent received, from the proceeds of each closing, a cash commission of 10.0% and a non-allocable expense allowance of 2.0% of the gross proceeds of that closing, (the rates applicable under the Engagement Agreement to investors introduced by the Placement Agent; a 5.0% commission and a 1.0% expense allowance apply to investors introduced by the Company), as well as a non-refundable activation fee of $50 thousand. The Placement Agent (or its designees) is also entitled to receive the Placement Agent Warrants described below.

Placement Agent Warrants

We are obligated to issue to the Placement Agent warrants to purchase 101,619 shares of Common Stock at $33.00 per share (90,027 in respect to the initial closing and 11,592 in respect to the second closing of the Offering) (the “Placement Agent Warrants”). Once issued, the warrants are exercisable through the seventh anniversary of the final closing of the Offering for cash or, if no effective registration statement covers the underlying shares, on a cashless basis. The Placement Agent also earned Placement Agent Warrants to purchase an additional 11,171 shares of Common Stock at the third closing on October 14, 2026. The warrant certificates had not been issued as of September 30, 2026 or the date of this Report.

The Placement Agent Warrants are classified as equity. Because they were earned as compensation for services in the Offering, they had no net effect on additional paid-in capital or total stockholders’ equity.

Financial Overview

Since our inception in November 2022, we have devoted substantially all of our efforts and financial resources to research and development, engineering design, prototype assembly and hardware demonstrations, building our organization, including raising capital, researching, organizing and staffing the Company, business planning, and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from the sale of convertible preferred stock and, in September 2026, the Offering. Prior to the Merger, we raised aggregate net proceeds of approximately $38.2 million from the issuance of Series Seed-1 convertible preferred stock for cash and Series Seed-2 convertible preferred stock issued in July 2023 upon the conversion of a $0.5 million SAFE, after issuance costs of approximately $0.1 million. In September 2026, we received net proceeds of approximately $23.7 million from the Offering after deducting transaction costs of approximately $4.7 million. In October 2026, subsequent to quarter-end, we received additional gross proceeds of approximately $5.7 million from the third closing of the Offering, before placement agent fees and expenses, and on October 29, 2026 we announced the completion of the Offering with aggregate gross proceeds of approximately $34.1 million across the three closings.

Our net losses were $2.0 million and $2.4 million for the three months ended September 30, 2026 and 2025, respectively, and $6.5 million and $7.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $27.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations.

Components of Results of Operations

Revenue

To date, BLF has generated limited revenue from licensing arrangements. Our revenue to date has been derived from licensing our proprietary radiation-hydrodynamics simulation software to a research institution in Japan. Under a twelve-month Software License and Service Agreement that commenced on April 1, 2026 (the “2026 Agreement”), we recognize total fixed consideration of approximately $0.1 million ratably over the term as a single combined performance obligation. We recognized revenue of $28 thousand and $57 thousand for the three and nine months ended September 30, 2026, respectively, and no revenue for the corresponding periods in 2025. BLF has not generated any revenue from collaboration arrangements during the periods presented. BLF does not expect to generate material recurring revenue unless and until it successfully commercializes its directed energy and fusion energy products.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the design, prototyping, and testing of BLF’s pulsed laser architecture and related fusion energy and directed energy applications. These expenses include personnel-related costs (including stock-based compensation) for engineering and scientific staff, materials and components consumed in laboratory and prototype activities, fees paid to research collaborators and third-party service providers, depreciation and facility costs allocated to R&D operations, and other costs that support BLF’s R&D programs.

BLF expenses research and development costs as incurred. BLF expects research and development expenses to fluctuate from period to period based on the timing and scope of prototype builds, hardware demonstrations, and external research engagements, and to increase over the long term as BLF advances its technology toward commercial deployment.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance, and other administrative functions. Other significant costs include facilities-related expenses not included in research and development expense, legal fees related to intellectual property and corporate matters, other professional fees for accounting and consulting services, insurance, and other administrative expenses.

BLF expects that its general and administrative expense will increase for the foreseeable future as it continues to support its expanding headcount and operations to support the growth of its business. Following the Merger, BLF also expects increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, board of director fees, investor relations costs and other expenses that it did not incur as a private company.

Other Income (Expense)

Other income (expense) consists of interest earned on our cash and cash equivalents, primarily money market funds. It also includes foreign currency gains and losses related to our Japanese subsidiary and our yen-denominated lease liability.

Income Taxes

Income tax expense consists of foreign income taxes incurred by our Japanese subsidiary, Blue Laser Fusion GK. BLF has historically incurred net losses and maintains a full valuation allowance against its U.S. federal and state net deferred tax assets.

Results of Operations

Three Months Ended September 30, 2026, compared to Three Months Ended September 30, 2025

The following table sets forth our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues:
Other revenue	$28	$—	$28	N/M

Total revenues	28	—	28	N/M
Operating expenses:
Research and development	1,195	2,244	(1,049)	(47)%
General and administrative	889	408	481	118%

Total operating expenses	2,084	2,652	(568)	(21)%

Loss from operations	(2,056)	(2,652)	596	22%
Other income (expense):
Interest income	101	205	(104)	(51)%
Foreign currency loss	(1)	—	(1)	N/M

Loss before income taxes	(1,956)	(2,447)	491	20%
Income tax (expense) benefit	(10)	—	(10)	N/M

Net loss	$(1,966)	$(2,447)	$481	20%

N/M = not meaningful

Nine Months Ended September 30, 2026, compared to Nine Months Ended September 30, 2025

The following table sets forth our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands). The discussion that follows addresses both the three- and nine-month periods.

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues:
Other revenue	$57	$—	$57	N/M

Total revenues	57	—	57	N/M
Operating expenses:
Research and development	4,048	6,843	(2,795)	(41)%
General and administrative	2,816	1,287	1,529	119%

Total operating expenses	6,864	8,130	(1,266)	(16)%

Loss from operations	(6,807)	(8,130)	1,323	16%
Other income (expense):
Interest income	355	697	(342)	(49)%
Foreign currency loss	(1)	—	(1)	N/M

Loss before income taxes	(6,453)	(7,433)	980	13%
Income tax (expense) benefit	(8)	(7)	(1)	(11)%

Net loss	$(6,461)	$(7,440)	$979	13%

N/M = not meaningful

Revenue

We recognized revenue of $28 thousand and $57 thousand for the three and nine months ended September 30, 2026, respectively, compared to no revenue for the corresponding periods in 2025. Revenue in 2026 reflects ratable recognition of the fixed consideration under the 2026 Agreement, which commenced on April 1, 2026. We have not generated revenue from collaboration arrangements during the periods presented.

Research and Development Expenses

Research and development expenses decreased by $1.0 million, or 47%, from $2.2 million for the three months ended September 30, 2025 to $1.2 million for the three months ended September 30, 2026, and decreased by $2.8 million, or 41%, from $6.8 million for the nine months ended September 30, 2025 to $4.0 million for the nine months ended September 30, 2026. The decreases were primarily due to lower prototype build costs, which declined by approximately $2.7 million for the nine-month period because the prior-year period included significant prototype equipment purchases, and lower outsourced consulting and third-party engineering services, partially offset by higher laboratory materials costs.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million, or 118%, from $0.4 million for the three months ended September 30, 2025 to $0.9 million for the three months ended September 30, 2026, and increased by $1.5 million, or 119%, from $1.3 million for the nine months ended September 30, 2025 to $2.8 million for the nine months ended September 30, 2026. The increases were primarily due to higher audit, tax and other professional fees incurred in connection with the Merger and becoming a public reporting company, including an increase of approximately $0.4 million in audit and tax fees for the nine-month period, and higher stock-based compensation expense of $0.1 million and $0.3 million for the three and nine months, respectively. The increases also reflect higher personnel-related, travel and patent costs.

Other Income (Expense)

Other income (expense) consist of interest income of $0.1 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $0.1 million, or 51%, and $0.4 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $0.3 million, or 49%. The decreases were primarily due to lower average balances of cash equivalents held in money market funds prior to the closing of the Offering in September 2026, reflecting the use of cash to fund operations.

Income Tax Expense

Income tax expense was $10 thousand and less than $1 thousand for the three months ended September 30, 2026 and 2025, respectively, and $8 thousand and $7 thousand for the nine months ended September 30, 2026 and 2025, respectively, and relates to the activity of Blue Laser Fusion GK. We continue to maintain a full valuation allowance against our U.S. federal and state net deferred tax assets.

Liquidity and Capital Resources

Source of Liquidity

BLF has incurred net losses and negative cash flows from operations since its inception. To date, we have funded our operations primarily through the sale and issuance of convertible preferred stock and, in September 2026, the Offering, from which we received net proceeds of approximately $23.7 million, after deducting placement agent fees and other offering costs of approximately $4.7 million, of which $0.9 million was accrued and unpaid as of September 30, 2026. As of September 30, 2026, we had cash and cash equivalents of $33.0 million, including $29.7 million held in money market funds, working capital of $32.0 million and an accumulated deficit of $27.6 million. On October 14, 2026, we completed a third closing of the Offering for gross proceeds of approximately $5.7 million, before placement agent fees and expenses. The proceeds of the third closing are not included in our cash and cash equivalents as of September 30, 2026. Across the three closings, the Offering generated aggregate gross proceeds of approximately $34.1 million, and on October 29, 2026 we announced its completion. We intend to apply the net proceeds as described under “The Offering - Use of Proceeds” above.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses, working capital and capital expenditure requirements for at least twelve months from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will require substantial additional funding to complete development of our pulsed laser and fusion energy technologies and to commercialize any resulting products, and we may seek such funding through equity or debt financings, government contracts and grants, or strategic collaborations. Such funding may not be available on acceptable terms, or at all.

Cash Flows

The following table sets forth a summary of BLF’s cash flow activity for the nine months ended September 30, 2026 and 2025 (amounts in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash used in operating activities	$(6,353)	$(7,330)	$977
Net cash used in investing activities	(378)	(173)	(205)
Net cash provided by financing activities	23,209	10	23,199
Effect of exchange rate changes on cash and cash equivalents	(3)	(6)	3

Net increase (decrease) in cash and cash equivalents	$16,475	$(7,499)	$23,974

Operating Activities

Net cash used in operating activities was $6.4 million for the nine months ended September 30, 2026, compared to $7.3 million for the nine months ended September 30, 2025, a decrease of $1.0 million. The decrease was primarily due to our $1.0 million lower net loss and $0.3 million of higher stock-based compensation expense, partially offset by a $0.3 million increase in prepaid expenses and other current assets in 2026, compared to a $0.1 million decrease in 2025. Changes in accounts payable and accrued expenses used net cash of $0.3 million in each of 2026 and 2025.

Investing Activities

Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2026, compared to $0.2 million for the nine months ended September 30, 2025. The increase of $0.2 million, or 118%, was primarily due to higher purchases of laboratory equipment and equipment under construction to support our prototype and engineering programs.

Financing Activities

Net cash provided by financing activities was $23.2 million for the nine months ended September 30, 2026, compared to $10 thousand for the nine months ended September 30, 2025. Financing activities in 2026 consisted primarily of $28.4 million of gross proceeds from the Offering and $24 thousand of proceeds from stock option exercises, partially offset by $3.8 million of Offering issuance costs paid, $1.1 million used to repurchase shares of common stock from WUV 1 Limited Partnership and $0.4 million used to repay notes payable and loans assumed from Unite. Financing activities in 2025 consisted of $10 thousand of proceeds from stock option exercises.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of BLF’s financial condition and results of operations is based on its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires BLF to make estimates and judgments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities in its financial statements, as well as the reported expenses incurred during the reporting periods. BLF bases its estimates on historical experience and on various other factors that BLF’s management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

BLF believes that the accounting policies discussed in the financial statements located elsewhere in this Quarterly Report are critical to understanding its historical and future performance, as these policies relate to the more significant areas that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on its financial condition or results of operations.

Contractual Obligations and Commitments

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

Off-Balance Sheet Transactions

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to either early adopt or delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We do not anticipate that our status as an “emerging growth company” will be impacted by the Merger.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not, in design and operation, effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described as follows. Because of our limited operations, we have a limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Material Weakness in Internal Control over Financial Reporting

•	Limited segregation of duties due to the size of the accounting staff;

•	Insufficient review controls over the financial close and reporting process;

•	Insufficient information technology controls to prevent or detect, on a timely basis, unauthorized access to certain financial reporting systems; and

•	Insufficient review controls over expense classification within the Statement of Operations.

Remediation Efforts

During the nine months ended September 30, 2026, we continued to implement measures designed to remediate the material weaknesses described above. These measures include:

•	Enhancing segregation of duties through reassignment of responsibilities and implementation of compensating controls, including independent review and approval of key transactions;

•

Implementing formal review controls and documentation requirements over the financial close and reporting process, including over significant and complex accounting areas such as revenue recognition, complex financing transactions, and income tax accounting;

•	Strengthening information technology general controls, including user access restrictions, periodic user access reviews, and formalized procedures for provisioning and modifying user access.

Management has designed and implemented these controls and have begun testing their operating effectiveness through the quarter ended September 30, 2026. However, the material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above under “Remediation Efforts,” there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

As described above, our disclosure controls and procedures were not effective as of September 30, 2026 because of the material weaknesses in our internal control over financial reporting. Even after those material weaknesses are remediated, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.
ITEM 1A. RISK FACTORS.
Risks Related to Our Industry, Business, and Operations
We are an early-stage company with an unproven business model based on technologies that are still in development, and we may never achieve commercial success.
We are a
pre-commercial,
early-stage company pursuing commercially unproven technologies, including laser-driven fusion energy and pulsed laser systems for directed energy defense applications and our revenue to date has been limited to minimal software-license fees that are incidental to our principal operations. The commercial viability of fusion energy has never been demonstrated at scale by any company, and there is no assurance that our approach will achieve the technical milestones necessary for commercialization. Our directed energy defense applications similarly face significant technical, regulatory, and market adoption challenges, and we have not yet completed the full-scale 1 kJ pulsed OEC laser demonstration or tested our laser technology in a directed energy defense application. Our technology is based on novel concepts that may not perform as expected under real-world conditions. The development of our products will require substantial capital investment, continued technical innovation, and successful completion of developmental and engineering milestones, none of which can be assured. Fusion energy in particular is an emerging technology sector in which no company has yet achieved commercial-scale power generation. Investors should be aware that they may lose their entire investment if our technologies fail to achieve commercial viability.
Our laser fusion and directed energy technologies are unproven at commercial scale and may never achieve sustained, economically viable deployment.
Our business is dependent on the successful development and commercialization of our proprietary pulsed laser architecture, including our laser optical enhancement cavity (OEC) technology. While the National Ignition Facility (NIF) at Lawrence Livermore National Laboratory (LLNL) demonstrated fusion ignition and net energy gain in December 2022, translating this scientific achievement to a commercially viable power plant presents substantial challenges. Our OEC technology must demonstrate sustained, high-repetition-rate operation at gigawatt-scale power levels and efficiencies sufficient for commercial viability. Our approach requires advances in multiple complex scientific and engineering disciplines, including high peak power laser systems, plasma physics, materials science, precision optics, and scalable manufacturing of OEC components. In addition, our directed energy defense applications require demonstration of effective target engagement, system reliability, and cost-effectiveness compared to conventional weapon systems. The performance characteristics we have described for our GigaPulse
™
laser, including gigawatt-class peak power that is more than 100,000 times the peak power of conventional continuous wave laser sources, rapid engagement of targets at the speed of light, a deep magazine and a low cost per shot, are design objectives based on our current architecture and modeling. We have not yet demonstrated these characteristics in a full-scale system or in a directed energy defense application, and the actual peak power, efficiency, reliability, magazine depth and cost per shot of any system we develop may be materially lower, or higher in cost, than we anticipate. These challenges may prove more difficult than anticipated or may not be solvable with existing or foreseeable technology. If we are unable to demonstrate commercially viable fusion energy production or effective directed energy defense systems, our business would not be viable.
We face significant challenges in scaling our technology from prototype systems to commercial deployment.
Transitioning our OEC technology from laboratory and prototype systems to commercial-scale power plants involves substantial engineering, manufacturing, and operational challenges. Our directed energy defense systems must similarly transition from development to production and field deployment. We intend to use a portion of the proceeds of the Offering to accelerate prototype development and field-testing of our pulsed laser systems for directed energy defense applications and to establish and expand semiconductor-related optical fabrication and pulsed laser engineering and assembly capacity in Goleta, California. We have no experience operating manufacturing or assembly capacity at the scale we plan, and establishing that capacity may take longer, cost more, or achieve lower yields and throughput than we anticipate. Even if we establish such capacity, we may not receive orders from defense prime contractors, energy partners or other customers sufficient to utilize it. We may encounter difficulties in system integration, reliability, maintenance, and cost control. Delays, cost overruns, or technical failures during scale-up
could materially and adversely affect our business, prospects, financial condition, and results of operations.
Our commercialization timeline is highly uncertain and subject to significant delays.
The development and commercialization of laser fusion energy technology and directed energy defense systems is subject to inherent uncertainty. Our ability to achieve key technical milestones, such as reliable high-repetition-rate laser operation, cost-effective OEC component manufacturing, system integration at commercial scale, and grid-scale electricity generation or defense deployment, is uncertain. We have targeted initial commercial revenue generation for 2029 and a fusion pilot plant as early as 2032-2034, but these timelines are subject to significant uncertainty and may be delayed. Any delays in achieving these milestones would delay or prevent commercialization and could materially and adversely affect our business and financial condition. In addition, our directed energy defense applications may require extensive testing, qualification, and approval processes before deployment. This in turn could further extend commercialization timelines. Investors should not place undue reliance on our projected timelines. Our failure to achieve our milestones in a timely manner or at all would materially and adversely affect our business, prospects, financial condition, and results of operations.
Our business depends on specialized components and supply chains that are not yet established at scale.
Our OEC technology requires highly specialized components, including high peak power laser systems, precision optics, stability, advanced optical coatings, and custom-engineered subsystems. Many of these components are available only from a limited number of suppliers or require bespoke manufacturing processes that have not been demonstrated at commercial scale. Our directed energy defense systems may require additional specialized components subject to defense industry supply chain constraints. Supply chain disruptions, delays, quality issues, or cost increases could significantly impair our ability to develop and deploy our systems. Our failure to develop and deploy our systems in a timely manner or at all would materially and adversely affect our business, prospects, financial condition, and results of operations.
Even if we successfully develop our technology, we may not achieve market acceptance or economic competitiveness.
The markets for fusion energy and directed energy defense systems are emerging and not yet fully established. Even if we successfully develop commercially viable systems, customers—including electric utilities, data center operators, government defense agencies, and industrial end-users—may
be reluctant to adopt new and unproven technologies. Our fusion energy systems must achieve cost competitiveness with existing energy sources, including natural gas, renewables, and advanced nuclear fission, to meet the acute and increasing demand for power from data centers, AI infrastructure, electric vehicles, and onshore manufacturing. Our directed energy defense systems must demonstrate effectiveness, reliability, and favorable cost-per-shot
economics compared to conventional kinetic weapons and missile defense systems. Market adoption of directed energy defense systems, including for counter-unmanned aerial systems, missile defense and other tactical defense capabilities, will depend on factors outside our control, including the evolution of military requirements and threat environments, the outcome of government and prime contractor evaluations and field-testing, the pace at which defense customers transition from conventional kinetic systems and continuous wave lasers to pulsed laser systems, and defense budget priorities. Directed energy systems have been under development by governments and defense contractors for decades, and widespread operational deployment has not yet occurred; there can be no assurance that it will occur within our anticipated timeframe or that our systems will be selected if it does. Factors such as capital costs, operating costs, system reliability, and regulatory requirements will affect adoption. If we are unable to achieve widespread market acceptance in either market, our business, prospects, financial condition, and results of operations would be materially and adversely affected.
We may depend on strategic partners, government funding, and collaborative relationships.
We may rely on partnerships with U.S. government agencies (including the Department of War and Department of Energy), research institutions (including national laboratories such as Lawrence Livermore National Laboratory (LLNL)), and commercial entities to fund and support our development efforts. Partnerships with national laboratories may involve complex intellectual property arrangements and restrictions on commercial use. The loss of key partnerships or funding sources could significantly delay our progress and materially and adversely affect our business, prospects, financial condition, and results of operations.
Our technology involves potential safety, environmental, and reputational risks.
Although fusion energy is generally considered to present fewer safety risks than traditional nuclear fission due to the absence of long-lived radioactive waste and meltdown risk, our operations involve high-energy laser systems, precision optics, and complex engineering processes that present their own hazards. Our directed energy defense applications, by their nature, involve weapon systems designed to neutralize threats, which may attract heightened regulatory scrutiny, public concern, and reputational risk. Any accidents, safety incidents, or perceived risks could result in regulatory action, project delays, or reputational harm. Public perception of nuclear-related technologies or weapons systems could negatively impact acceptance of our solutions. This in turn could materially and adversely affect our business, prospects, financial condition, and results of operations.
The regulatory framework applicable to fusion energy is evolving and may impose significant costs and delays.
Fusion energy is subject to a developing regulatory landscape in the United States and internationally. Regulatory authorities, including the U.S. Nuclear Regulatory Commission and other federal, state, and local agencies, may impose licensing, safety, environmental, and operational requirements that are uncertain and may change over time. Our directed energy defense applications are subject to separate regulatory frameworks, including Department of War procurement regulations, International Traffic in Arms Regulations (ITAR), Export Administration Regulations (EAR), and potential foreign government approvals. The dual-use
nature of our laser technology may subject us to heightened export control scrutiny, limiting our ability to collaborate internationally, access certain markets, or share technology with potential partners. Compliance with existing and future regulations could result in significant costs, delays, or restrictions on our operations. This in turn could materially and adversely affect our business, prospects, financial condition, and results of operations.
Our directed energy defense business is subject to significant government contracting risks and regulatory requirements.
We are pursuing applications for our pulsed laser technology in directed energy defense systems for U.S. and international defense customers. Government contracting presents unique risks, including:

•	dependence on government budget appropriations and spending priorities, which are subject to political uncertainty;

•	extensive and costly compliance requirements, including those related to cost accounting, procurement, and contract administration;

•	strict security clearance requirements for personnel and facilities; potential for contract terminations for convenience or for default;

•	lengthy and complex procurement and certification processes that may take years to complete;

•	significant competition from established defense contractors with greater resources, relationships, and past performance records;

•	ITAR and EAR export control restrictions that limit our ability to market technology internationally or collaborate with foreign partners; and

•	political and budgetary uncertainties that may delay or cancel procurement programs.
Our failure to comply with applicable laws, regulations, and contract requirements could result in contract termination, civil or criminal penalties, debarment, and reputational harm. We have limited experience with government contracting, and there can be no assurance that we will successfully compete for or perform government contracts. The U.S. government typically does not commit to long-term funding, and programs are subject to annual appropriation cycles. Our inability to successfully navigate the government contracts process and regulatory requirements could significantly delay our progress and materially and adversely affect our business, prospects, financial condition, and results of operations.
We have incurred recurring losses and experienced negative cash flows from operations, which in turn may require us to seek additional capital to fund our operations in the future. If we are unable to obtain such financing on acceptable terms, or at all, we may be forced to scale back or cease our operations.
As of December 31, 2025, and through September 30, 2026 (the date of our interim financial statements), we have experienced recurring losses and negative cash flows from operating activities. As a result, we may seek, or be required to seek, additional financing to fund our operations in the future, including potential equity, debt, or equity-linked financing. If we are unable to obtain additional financing on acceptable terms, or at all, we may be forced to scale back or cease our operations.
We have a limited operating history, expect significant losses, and may experience financial volatility.
We are an early-stage company with a limited operating history and no history of commercial revenue from our fusion energy systems or otherwise. Since inception, we have incurred losses and expect to continue to incur substantial operating losses for the foreseeable future, including the next several years, as we commence and invest in our research and development efforts and develop manufacturing, sales, marketing and distribution capabilities and infrastructure. We may never achieve profitability, and even if we do, we may not be able to sustain it. We currently generate limited or no revenue from our core fusion energy business and may initially derive revenue primarily from directed energy defense contracts, grants, or other non-recurring
sources of funding. As a result, our financial results may fluctuate significantly from period to period, and we may not achieve stable or predictable revenue. Our ability to fund fusion energy development will depend to a significant degree on our ability to secure defense contracts and government funding and our failure to do so could significantly delay our progress and materially and adversely affect our business, prospects, financial condition, and results of operations.
Accordingly, our business is subject to all of the risks inherent in the establishment of a new business enterprise, which make our prospects hard to evaluate. Any evaluation of our business and our prospects must be considered in light of the uncertainties, problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. Many of these factors are beyond the control of our management. If we are unable to achieve profitability, we may be unable to continue our operations.
We will require substantial additional capital, and such financing may not be available on acceptable terms, if at all. Even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.
The development of fusion energy systems is highly capital-intensive. We expect to require significant additional funding to support ongoing research and development, build prototype and demonstration systems, and ultimately construct commercial-scale facilities. Through the initial, second and third closings of the Offering we have raised aggregate gross proceeds of approximately $34.1 million, before placement agent fees and expenses. There can be no assurance that any additional tranches of funding, including any additional closings of the Offering, will be completed on the terms we anticipate, or at all, and the proceeds we have received will not be sufficient to fund the development, field-testing, manufacturing scale-up
and commercialization activities we have described through to completion. In addition, our management has broad discretion in the application of the net proceeds of the Offering, and the actual allocation of those proceeds among directed energy defense platforms, inertial confinement fusion development, manufacturing and supply chain scaling, and working capital and general corporate purposes may differ materially from our current plans depending on technical progress, customer demand, government funding and other factors. We may seek to raise additional capital through equity offerings, debt financings, strategic partnerships, or government funding. Such financing may not be available when needed, on acceptable terms, or at all. If we raise additional capital through equity or equity-linked financings, existing investors may experience significant dilution. Additionally, the terms of any debt financing may impose restrictive covenants that limit our operating flexibility. There can be no assurance that we will be able to secure the additional capital necessary to achieve our business objectives.
We have limited access to the capital markets to raise capital. The capital markets have been unpredictable in the recent past for unprofitable companies such as ours. In addition, it is generally difficult for development stage companies to raise capital under current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables in market conditions that are beyond our control. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, including our results of operations, financial condition and our continued viability will be materially and adversely affected.
Changes in government trade policies, including the imposition of tariffs and export restrictions, could have an adverse impact on our business operations and sales.
The United States or foreign governments may enact changes in trade policies that could adversely impact our ability to source and sell products internationally. For example, the U.S. government has recently imposed and/or threatened tariffs on a broad range of imported goods, particularly those from China, in response to perceived unfair trade practices. In retaliation, the Chinese government has imposed significant tariffs on certain U.S. products.
We rely on global supply chains for certain components and products used in our operations. Governmental actions affecting international trade, such as the imposition of tariffs, quotas, export restrictions, or other trade barriers could materially increase our cost of goods, delay shipments, or disrupt supply chains. For example, in recent years, the U.S. government has imposed, and continues to consider, significant tariffs and trade restrictions on a broad range of imports from China in response to perceived unfair trade practices. In turn, China and other affected countries have implemented retaliatory measures.
Although we cannot predict future actions regarding tariffs, export restrictions, or other trade barriers—nor the products or countries that may be affected—the global trade environment remains dynamic and uncertain. Such developments could materially affect our operations, particularly if significant tariffs or restrictions are placed on goods imported.
While we have the ability to source certain products from alternative regions, such alternatives may not fully offset the impact of sudden or widespread trade disruptions. Further escalation of trade tensions or regulatory restrictions could materially and adversely affect our business, prospects, financial condition, and results of operations.
We operate in the defense, energy, and laser / photonics segments, which are cyclical and subject to significant downturns.
The markets in which we operate, including defense, energy, and laser / photonics segments, are subject to cyclical trends and rapid technological evolution. These segments are characterized by constant product innovation, evolving standards, compressed product lifecycles, and fluctuations in customer demand and capital spending. In addition, intense pricing pressure and the risk of product obsolescence may lead to inventory write-downs, margin compression, and declining average selling prices. Periods of weak demand in defense, energy, laser / photonics segments, AI infrastructure, hyperscale data centers, or broader industrial markets may result in excess capacity and reduced profitability for companies like ours. If we are unable to respond swiftly to such downturns by adjusting our cost structure, research and development priorities, or go-to-market
strategies, our revenue, gross margins, liquidity, and overall financial performance could be materially and adversely affected.

Our revenue growth and gross margin are substantially dependent on our successful development and commercialization of new laser and fusion energy products and services based on our proprietary and novel pulsed laser architecture based on high peak power laser optical enhancement cavity (OEC) technology.
Maintaining or growing our revenue will depend, among other things, on our ability to timely develop and introduce new products that address evolving customer requirements for performance, size, weight, power, energy efficiency, integration, and cost-effectiveness in the defense and energy sectors. Failure to introduce new products at sufficient volumes or on schedule could materially and adversely affect our revenue growth.
The development and commercialization of pulsed OEC lasers for defense and fusion energy is a complex process involving advanced laser architectures, precision optics, materials science, and system-level performance validation. We have experienced, and may continue to experience, delays or setbacks in product development, engineering, or ramping manufacturing capacity. Our ability to successfully develop products depends on various factors, including accurate anticipation of customer needs and evolving technical standards; availability of skilled engineers and manufacturing capabilities; design and production yield performance; customer acceptance of our technology; protection of our intellectual property; and securing licenses for third-party technologies when necessary.
New product development cycles in our industry typically span over one year and require substantial investment in research and development, engineering, and commercialization efforts, with potential delays before return on investment is realized. Failure to anticipate or respond promptly to technological shifts or competitive innovations could result in loss of design wins, declining market share, reduced gross margins, and adversely impact our ability to sustain or grow revenue. This in turn would materially and adversely affect our business, prospects, financial condition, and results of operations.
Fusion energy commercialization involves unprecedented technical, regulatory, and commercial challenges, and there can be no assurance we will ever generate revenue from fusion energy applications.
While scientific breakthroughs have been demonstrated at government research facilities such as the National Ignition Facility (NIF) at Lawrence Livermore National Laboratory (LLNL), the transition from laboratory demonstration to commercial power generation involves numerous technical, engineering, economic, and regulatory challenges that have not been solved. These challenges include, among others:

•	achieving consistent “net energy gain” at commercially viable efficiency levels;

•	developing materials that can withstand the extreme conditions of repeated fusion reactions;

•	creating systems capable of continuous operation rather than single-shot experiments;

•	designing economically competitive power plants that can compete with existing energy sources;

•	obtaining necessary regulatory approvals, which do not yet exist for commercial fusion power plants; and

•	developing a supply chain for fusion-grade materials and components.
There can be no assurance that we or anyone else will successfully commercialize fusion energy within any particular timeframe, if ever.
The outcome of any litigation in which we are involved in is unpredictable and an adverse decision in any such matter could subject us to damage awards and lower the market price of our stock.
From time to time, we may be a party to certain litigation matters. Any such disputes, litigations, investigations, administrative proceedings or enforcement actions may divert financial and management resources that would otherwise be used to benefit our operations, result in negative publicity and harm our customer or supplier relationships. An adverse resolution of any such matter in the future, including the results of any amicable settlement, could subject us to material damage awards or settlement payments, loss of contractual or other rights, injunctions or other limitations on the operation of our business or other material harm to our business.

We may fail to successfully acquire or integrate new businesses, products, and technology, and we may not realize expected benefits, resulting in harm to the business.
We intend to grow our business through acquisitions of complementary companies, products, or technologies that align with our strategic goals. However, identifying suitable acquisition targets can be challenging, costly, and time-consuming, and we may not always be able to successfully complete such transactions. Moreover, acquisitions could divert management’s attention from core operations, potentially impacting our business performance.
Even if acquisitions are completed, successfully integrating new organizations, products, technologies, and employees is complex and may not achieve anticipated benefits or synergies. Potential unknown issues such as product quality deficiencies, regulatory compliance gaps, or intellectual property risks—undetected during due diligence—could arise post-acquisition. Addressing such issues may be costly and time-consuming, potentially adversely affecting our financial condition and operations.
Acquisitions may also introduce unanticipated expenses, liabilities, and operational complexities, including compliance challenges under regulations such as the Sarbanes-Oxley Act. There is no assurance that acquisitions will improve profitability or cash flow, and failure to realize expected benefits could harm our business and financial results.
We operate in intensely competitive markets. Our failure to compete effectively would harm our results of operations.
We compete with a range of companies and research institutions pursuing different fusion approaches, including magnetic confinement, other inertial confinement methods, and hybrid approaches. Some of these competitors are larger, better funded, or supported by significant government investment. In the directed energy defense market, we compete against established defense contractors and other directed energy startups developing alternative laser architectures, particle beams, and high-power microwave systems. Blue Laser Fusion currently competes with a number of large domestic and international companies in the field of high-performance defense laser solutions and fusion energy commercialization, some of which have greater financial, technical, and management resources than we do. In addition, efforts to introduce new products into markets with established competitors expose us to additional competitive pressures.
In addition, we compete indirectly with established and emerging energy technologies, including renewable energy sources, energy storage systems, advanced nuclear fission (including small modular reactors), and fossil fuels. If competing technologies achieve commercial viability sooner, at lower cost, or with greater reliability, our technology may become economically uncompetitive. The growing demand for energy from data centers, AI infrastructure, electric vehicles, and onshore manufacturing may attract increased competition and investment in alternative energy solutions. Some of our competitors may be better positioned to meet changing customer needs and secure design wins. Increasing competition in the markets in which we operate may negatively impact our revenue and gross margins.
We may also face discriminatory or anti-competitive practices from our competitors that could impede our growth, cause us to incur additional expenses, or otherwise negatively affect our business. Additionally, some competitors may use their market power to discourage customers from purchasing our products.
Moreover, many of our competitors have longer operating histories, greater brand recognition, larger customer bases, and more extensive sales, marketing, and distribution resources than we do. In the directed energy defense market, established defense contractors have existing customer relationships, security clearances, and government contracting infrastructure that we lack.
Furthermore, the laser defense and fusion energy industries have experienced significant private investment, government funding and consolidation in recent years. Such activity has altered and may continue to alter the competitive landscape, capabilities, and market shares of industry participants, which could put us at a competitive disadvantage and harm our results of operations. Our ability to pursue international defense sales may be limited by export controls, foreign policy considerations, and competition from established defense contractors with existing customer relationships. Our failure to compete effectively would materially and adversely affect our business, prospects, financial condition, and results of operations.

Costs related to defective products could have a material adverse effect on us.
We develop and intend to sell highly complex OEC laser and fusion energy products and services, and accordingly, there is a risk of defects in our products. Such defects could lead to significant costs, including customer warranty claims, the cost of replacement products, increased support and service efforts, or loss of customer goodwill. Moreover, since the cost of replacing defective products is often much higher than the price of the components themselves, we may be subject to claims from customers for damages exceeding the amounts paid to us, including consequential damages.
In addition, because our lasers may be integrated into customer systems that support mission-critical applications such defense or energy production, any malfunction or defect in our products that contributes to the failure of these systems could expose us to liability claims, reputational harm, or the loss of future business. Our customers may be required to recall or replace their end-products
if a defect is traced back to our components, and in such cases, they may seek indemnification or cost-sharing from us. If such product issues arise in high-volume or high-stakes markets, we could incur substantial expenses and reputational damage. Any such defect-related costs could materially and adversely affect our reputation, business, results of operations, and financial condition.
We may, in the future, seek to enter into collaborations with third parties for the development and commercialization of our technologies. If our collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.
Given our current early stage of development, we may in the future seek collaborations with academic institutions, component manufacturers, or other players in the laser / photonics, defense and energy sectors to advance the commercialization of OEC pulsed laser based platform. If we fail to enter into suitable agreements, or if such collaborations are not successful, we may be unable to leverage external resources to further our product development and commercialization efforts.
With both our existing agreements and any future collaborations, we will have limited control over how much and when collaborators commit resources, set development timelines, or choose technology directions. As a result, our ability to derive value from these arrangements depends heavily on the collaborators’ ability to perform their assigned responsibilities.
Collaborations may expose us to the following risks:

•	Collaborators may devote fewer resources or less effort to the project than we expect;

•	Collaborators may suspend or terminate development due to internal strategy shifts, lack of funding, or external events such as mergers and acquisitions;

•	Collaborators may delay prototyping, halt development plans, or require changes in our designs that increase cost or time;

•	Collaborators may independently develop or co-develop competing technologies if they perceive better commercial potential;
Even if they hold distribution rights, collaborators may not dedicate sufficient resources to market our products;
Collaborators may mishandle or inadequately protect our IP, or misuse proprietary information, exposing us to litigation or loss of rights;
Disputes with collaborators could delay or terminate projects and drain our resources;
If agreements are terminated, we may be forced to continue development alone, assuming all associated costs.
As a result, our current or future collaborations may fail to advance our platform efficiently or at all. If a collaborator undergoes a major business change—such as a merger or restructuring—they may reduce or cease focus on our projects, potentially harming our business, financial condition, results of operations, and future prospects.

Moreover, if a collaboration is terminated, we may have to independently fund pre-commercialization
efforts, handle marketing, or defend IP—any of which could alter our business strategy and materially impact our financial and operational trajectory.
Our products are in the early stages of development.
Our products are at an early development stage. Further design, development, laboratory testing, engineering validation, and specific qualification processes will be required before our products can be commercially launched. Adverse or inconclusive results from pre-commercial
testing or qualification procedures may substantially delay or halt the further development or commercialization of one or more of our products.
We currently have no sales and marketing organization. If we are unable to establish satisfactory sales and marketing capabilities and/or secure a sales and marketing partner, we may not successfully commercialize our products.
We do not have direct experience in sales or marketing. To commercialize our products, if and when they are ready for market, we must build our marketing, sales, managerial, and other non-technical
capabilities or make arrangements with third parties to perform these functions, which may not be successful. Despite the technical expertise of our leadership team, we have limited experience as a company in sales and marketing. Building and managing a sales organization involves significant challenges, including hiring, retaining, and incentivizing qualified personnel, generating sales leads, providing adequate training, and managing a geographically dispersed team.
In addition, we may not be able to enter into collaboration agreements with sales and marketing partners on acceptable terms or at all. Even if such partnerships are formed, we may have limited control over the sales, marketing, and distribution activities of third parties. Our future revenues may heavily depend on these partners’ efforts. If we choose to build our own sales and marketing infrastructure, we may not achieve a positive return on this investment. Furthermore, we must compete with established, well-funded semiconductor and technology companies to recruit, hire, and retain skilled sales personnel.
Factors that may inhibit our commercialization efforts without strategic partners include:

•	Our inability to recruit and retain sufficient, effective sales and marketing personnel;

•
Challenges for sales personnel in accessing or persuading target customers such as government customers, defense prime contractors, energy customers including wholesale markets, electric utilities, or large commercial customers;

•	The absence of a broad product portfolio, which may place us at a competitive disadvantage relative to companies with more extensive offerings; and

•	Unanticipated costs and expenses associated with developing an independent sales and marketing organization.
Our success depends on our ability to attract and retain highly skilled personnel, and the loss of key employees could adversely affect our business.
Our business depends on a small number of highly specialized scientists, engineers, and technical personnel with expertise in fields such as plasma physics, high-energy laser engineering, precision optics, OEC system design, and advanced manufacturing. We also require personnel with experience in defense contracting and government procurement processes. Competition for such personnel is intense, particularly from government laboratories, defense contractors, and other fusion and directed energy companies. The loss of key employees or our inability to attract and retain qualified personnel could delay development and adversely affect our business. There also is a risk that changes in immigration laws and regulations, or their administration or enforcement, can impair our ability to attract and retain qualified engineering personnel. In the U.S., where a significant portion of our research and development teams are located, tightening of immigration controls may adversely affect the employment status of
non-U.S.
engineers and other key technical employees or further impact our ability to hire new
non-U.S.
employees. There are significant costs to the Company associated with attracting and retaining qualified personnel in key technology positions.

Recruiting and employee costs, such as cash and stock-based compensation, have increased relative to historic levels and may continue to increase, which could adversely affect our results of operations.
We are highly dependent upon our CEO and
co-founder,
Dr. Shuji Nakamura, and a small team of key executives and technical experts.
Our success depends significantly upon the continued services of Dr. Shuji Nakamura, our CEO, co-founder,
and a 2014 Nobel Prize laureate for his invention of efficient blue light-emitting diodes. Dr. Nakamura’s scientific reputation, industry relationships, and technical expertise are central to our credibility with investors, partners, government agencies, and customers in both the directed energy defense and fusion energy markets. The loss of Dr. Nakamura’s services, whether due to death, disability, or voluntary departure, could materially and adversely affect our ability to attract funding, secure partnerships, recruit talent, and commercialize our technology. We also depend on a small team of key executives and technical experts, including Richard Ogawa, our General Counsel and co-founder,
and Dr. Paul Rudy, who leads business development. Our executives’ and team’s knowledge of the market, our business, and our Company represents a key strength that cannot be easily replicated. We do not maintain key person life insurance on Dr. Nakamura or any of our other executives. The success of our business strategy and our future growth also depend on our ability to attract, train, retain, and motivate skilled managerial, sales, administration, development, and operating personnel. Competition for qualified personnel in the laser, photonics, defense, and energy sectors is intense, and we may not be able to attract or retain the personnel necessary to achieve our business objectives.
Our insurance coverage may not adequately cover all potential risks and liabilities, and we may be unable to maintain sufficient coverage on commercially reasonable terms.
We maintain certain commercial insurance policies, including general liability, workers’ compensation, health insurance, and directors and officers (D&O) liability insurance. However, our current insurance coverage may not adequately protect us against all potential risks and liabilities associated with our business, including product liability, cyber liability, property damage, business interruption, or other operational risks.
As our business evolves, particularly as we scale operations for directed energy defense systems and fusion energy development, we may require additional types or increased levels of insurance coverage. There can be no assurance that we will be able to obtain or maintain adequate insurance coverage on commercially reasonable terms, or at all. Any gaps in our insurance coverage, or our inability to obtain sufficient coverage, could expose us to substantial uninsured liabilities in the event of claims or losses, which could have a material adverse effect on our business, financial condition, and results of operations.
Additionally, our insurance policies are subject to various exclusions, limitations, and conditions that may prevent coverage from applying in certain circumstances. Insurers may also dispute coverage or seek to rescind policies, and any such disputes could result in delays, costs, and uncertainties regarding our protection against claims. These factors could make us less attractive to prospective investors, partners, or customers, and may impair our ability to raise future capital or enter into critical business relationships.
We may have conflicts with our partners that could delay or prevent the development or commercialization of our product.
We may have conflicts with our partners, such as disputes concerning the interpretation of technical milestones, ownership of jointly developed intellectual property, fulfillment of development obligations, payment for services, or the interpretation of contractual terms. If conflicts arise, a partner may act in a manner that is contrary to our business interests. Any such disagreement could result in one or more of the following outcomes, each of which could delay or prevent the development, commercialization, or deployment of our technology solutions and, in turn, negatively impact our ability to generate revenue.

Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our products, and in turn prevent us from generating revenues:

•	unwillingness on the part of a partner to pay us milestone payments or royalties we believe are due to us under a collaboration;

•	uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations;

•	unwillingness by the partner to cooperate in the development or manufacture of the product, including providing us with product data or materials;

•	unwillingness on the part of a partner to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities;

•	initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; and

•	attempts by either party to terminate the agreement.
Such outcomes could materially impact our operations, delay our go-to-market
strategy, or harm our reputation with future partners or customers.
Risks Related to Our Intellectual Property and Cybersecurity
We may incur liabilities for claims of intellectual property infringement relating to our products.
The laser / photonics, defense and energy industries are generally subject to frequent litigation regarding patents and other intellectual property rights. In the past we have been, and may in the future be, subject to claims that we have breached, infringed or misappropriated patent, license or other intellectual property rights. Our customers may assert claims against us for indemnification if they receive claims alleging that their or our products infringe upon others’ intellectual property rights, and have in the past and may in the future choose not to purchase our products based on their concerns over such a pending claim.
In the event of an adverse result of any intellectual property rights litigation, we could be required to incur significant costs to defend or settle such litigation, pay substantial damages for infringement, expend significant resources to develop non-infringing
technology, incur material liability for royalty payments or fees to obtain licenses to the technology covered by the litigation or be subjected to an injunction, which could prevent us from selling our products, and materially and adversely affect our revenue and results of operations. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, lost sales or damaged customer relationships and diversion of management’s attention and resources.
Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete.
Our future success and ability to compete is dependent in part upon our protection of our proprietary information and technology through patent filings, enforcement of agreements related to intellectual property and otherwise. We cannot be certain that any patents we apply for will be issued or that any claims allowed from pending applications will be of sufficient scope or strength to provide meaningful protection or commercial advantage. Our competitors may also be able to design around our patents. Similarly, counterparties to our intellectual property agreements may fail to comply with their obligations under those agreements, requiring us to resort to expensive and time-consuming litigation to protect our rights, which may or may not be successful. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology or may need to expend significant resources in defending our rights.
We rely on a comprehensive portfolio of more than 140 patents and patent applications internationally, as well as trade secrets and proprietary know-how,
and other unpatented proprietary information relating to our product development and manufacturing activities to protect our OEC technology and related innovations. While we enter into confidentiality agreements with employees and other parties to protect this information, we cannot be sure these agreements will be adequate or that our trade secrets and proprietary know-how
will not otherwise become known or independently discovered by others. Our intellectual property rights may not be sufficient to prevent others from developing competing technologies, and our pending patent applications may not result in issued patents or may be challenged after issuance. Our technology builds in part on research conducted at national laboratories and universities, and we may be subject to claims regarding the scope of our rights or obligations with respect to such underlying research. In addition, we may be subject to claims that we infringe the intellectual property rights of others, which could result in costly litigation, damages, or the need to obtain licenses on unfavorable terms.

Additionally, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Patent litigation is expensive and our ability to enforce our patents and other intellectual property is limited by our financial resources and subject to general litigation risks. If we seek to enforce our rights, we may be subject to claims that the intellectual property rights are invalid, unenforceable, or licensed to the party against whom we assert a claim. Our assertion of intellectual property rights could also lead to counterclaims, which is a frequent occurrence in such litigations.
Our products in the future may require technology from third parties and if we are unable to acquire or license necessary technology for our products in the future, our business could be adversely affected.
We intend to sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions and increasing levels of integration. Our ability to keep pace with these markets may depend on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive.
If licenses to such technology are not available on commercially reasonable terms and conditions or at all and we cannot otherwise acquire or integrate such technology, our products or our customers’ products could become unmarketable or obsolete, we could lose market share and our revenue and results of operations could materially decline.
In addition, disputes with third party licensors over required payments, scope of licensed rights and compliance with contractual terms are common in our industry and we have in the past and may in the future be subjected to disputes over the terms of such licenses which could result in substantial unanticipated costs or delays in developing substitute technology to deliver competitive products, damaged customer and vendor relationships, indemnification liabilities and declining revenues and profitability. Such events could have an adverse effect on our financial condition and results of operations.
Our ability to protect and enforce our patents any patents we may obtain does not guarantee that we will secure the right to commercialize such patents.
A patent is a limited monopoly right conferred upon an inventor, and his or her successors in title, in return for the making and disclosing of a new and non-obvious
invention. This monopoly is of limited duration but, while in force, allows the patent holder to prevent others from making and/or using his or her invention. While a patent gives the holder this right to exclude others, it is not a license to commercialize the invention, where other permissions may be required for permissible commercialization to occur. Further, the invention, even if patented itself, cannot be commercialized if it infringes the valid patent rights of another party.
Any inability to protect intellectual property rights in the United States and foreign countries could limit our ability to manufacture or sell products.
We rely on patent protection, in some cases trade secrets, unpatented proprietary know-how,
and continuing technological innovation to preserve our competitive position. Our patents and licensed patent rights may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We may not be able to develop patentable products with acceptable patent protection. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. If patents containing competitive or conflicting claims are issued to third parties, we may be prevented from commercializing the products covered by such patents, or may be required to obtain or develop alternate technology or require a license. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies.

We may not be able to prevent third parties from infringing or using our intellectual property, and the parties from whom we may license intellectual property may not be able to prevent third parties from infringing or using the licensed intellectual property. We plan to control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite efforts to protect this proprietary information, unauthorized parties may obtain and use information that we may regard as proprietary. Other parties may independently develop similar know-how
or may even obtain access to these technologies.
The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries.
We also rely on confidentiality agreements to protect our trade secrets. If these agreements are breached by our employees or other parties, our trade secrets may become known to our competitors. We may not have any remedies against our competitors and any remedies that may be available to us may not be adequate to protect our business or compensate us for the damaging disclosure. In addition, we may have to expend significant resources to protect our interests from possible infringement by others.
If we or our third-party suppliers are found to be infringing patents or trade secrets owned by others, we may be forced to cease or alter our product development efforts, obtain licenses to continue the development or sale of our products, and/or pay damages.
As the laser / photonics, defense and energy industries rapidly evolve, and more patents are issued, the risk increases that our or our suppliers’ manufacturing processes and potential products may give rise to claims that they infringe patents, trademarks, copyrights, trade secrets, or other intellectual property rights of others. Although we have reviewed certain third-party patents that we believe may be relevant to our technology and products, we have not conducted a comprehensive freedom-to-operate
search or analysis, and may be unaware of patents or pending applications that, if granted, could block us from commercializing our technology or products.
Therefore, we cannot guarantee that our products or commercialization activities do not and will not infringe any third party’s intellectual property. From time to time, we may be notified of claims that we or our suppliers infringe third-party intellectual property rights, including from potential competitors. We cannot assure that others will not pursue infringement claims against us or the third-party technologies we license in the future. If found to infringe, or if we fail to obtain or renew licenses under third-party patents or intellectual property rights, we may be required to pay damages. Other parties may also seek legal action to enjoin clinical testing, manufacturing, or marketing of affected products or processes. If such actions succeed, we may be required to obtain licenses to continue testing, manufacturing, or marketing, but required licenses may not be available on acceptable terms or at all. Litigation outcomes are uncertain and may consume significant financial resources and personnel efforts. Litigation involving our suppliers could also hinder product development and commercialization.
Moreover, rights granted under licensing agreements may not provide us with a competitive advantage. Enforcement of patent rights is costly and may fail. Others may independently develop similar or superior technologies, or our technology may infringe others’ patents. Therefore, patents licensed or held by us may not afford meaningful competitive advantages. Our confidentiality agreements may also fail to protect proprietary information adequately. Failure to maintain our intellectual property rights could materially harm our business, financial condition, and results of operations.
Our success depends in part on our ability to operate without infringing the patents and proprietary rights of third parties in the laser, photonics, defense, and energy industries. The development, manufacture, use, and sale of new laser / photonics, defense and energy products and services are frequently subject to substantial patent litigation. Such disputes often relate to the validity and alleged infringement of patents or proprietary rights held by others.
Third parties, including commercial companies, research institutions, or universities, may have filed patent applications or obtained patents that cover technologies relevant to our OEC laser and fusion energy platform technologies. Existing or future patents held by others may contain claims that could cover our products or technology.

We expect to face infringement claims from time to time in the ordinary course of business, and third parties may assert claims against us regarding our current or future products or licensed technologies. Any such claims or litigation could require us to:

•	cease or delay the manufacturing, use, or sale of products incorporating or made with the challenged intellectual property;

•	pay damages; or

•	enter into licensing or royalty agreements, which may not be available on acceptable terms or at all.
Regardless of the outcome, any litigation or administrative proceedings could delay product development and commercialization, incur substantial costs, and divert significant management and technical resources.
System security and data breaches, cyber-attacks and other related cyber security incidents could disrupt our internal operations and/or supply chain, result in the loss of our, our customers’, and our suppliers’ proprietary and confidential information, adversely impact our reputation and business, and result in potentially significant expenses, costs, liabilities and other negative consequences, any or all of which could adversely affect results of operations and our stock price.
Despite implementing security measures, we are subject to risk, both at our clients and our supply chain, of attack from malicious threat actors, which could include agents of organized crime or nation-state or nation-state supported actors. We manage and store various proprietary information and sensitive or confidential data relating to our business and our employees. In addition, we manage and store a significant amount of proprietary and sensitive or confidential information from third parties, such as our customers and suppliers. Unauthorized insiders and/or third-party threat actors may be able to penetrate our security measures, evade our controls, or exploit vulnerabilities in our systems or our third-party providers’ systems and misappropriate or compromise our, our customers’ or our suppliers’ proprietary and confidential information, including intellectual property and personal information of our current and former employees, create system disruptions, or cause shutdowns. Threat actors also may be able to develop and deploy viruses, worms, phishing attempts, ransomware, and other malicious software that attack our websites, computer systems, access to critical information, products, or otherwise exploit security vulnerabilities. The sophistication, scale and frequency of cyber-attacks has continued to increase and evolve at a rapid pace, and the risk of attack may be heightened when our employees are working remotely. Artificial intelligence and machine learning also may be used for certain cybersecurity attacks, improving or expanding the existing capabilities of threat actors in manners we cannot predict at this time, resulting in greater risks of security incidents and breaches. The risk of state-sponsored or geopolitical-related cybersecurity incidents has also increased due to ongoing geopolitical tensions with China or incidents, such as the war in Ukraine or the Israel-Hamas war. Our prioritization of security measures and remediation of known vulnerabilities may prove inadequate and we may be unable to anticipate or protect against attacks. If an incident occurs, we may be unable to detect it for an extended period of time.
Any breach of our security measures or the loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us, our customers, our suppliers, or our employees, including the potential loss or disclosure of such information or data, could result in numerous risks and adverse consequences. Such consequences include remediation costs, litigation and potential liability for us, including as a result of U.S. or foreign governmental investigations or enforcement actions, penalties for violation of applicable laws or regulations, including laws and regulations in the United States and other jurisdictions relating to the collection, use and security of user and other personally identifiable information and data, damage to our brand and reputation, the loss of sales and customer or supplier relationships, negative impacts to our employee recruiting and retention, loss of intellectual property protection, risk of inadequate insurance coverage and increased insurance premiums, and numerous other financial, legal, and business risks, any or all of which could harm our business, financial condition, and results of operations, and result in significant stock price volatility. In addition to our own systems, our business also is reliant upon the security of various third parties in our supply chain, and any breach of their systems and securities could result in our being subjected to the numerous risks and adverse consequences noted above.
In the past, we have experienced attempted cybersecurity attacks and we anticipate continuing to be subject to such attempts, particularly given the evolving nature of the cybersecurity threat landscape. While we believe that the past threats have not had a material impact on our business, any future cybersecurity incidents could damage our reputation, expose us to regulatory and litigation risk, and materially and adversely affect our business, prospects, financial condition, and results of operations.

Risks Related to our Common Stock and Operating as a Public Company
There is currently no market for our Common Stock and there can be no assurance that any market will ever develop. You may therefore be unable to re-sell
shares of our Common Stock at times and prices that you believe are appropriate.
Our Common Stock is not listed on a national securities exchange or any other exchange, or quoted on an over-the-counter
market. Therefore, there is no trading market, active or otherwise, for our Common Stock and our Common Stock may never be included for trading on any stock exchange, automated quotation system or any over-the-counter
market. Accordingly, our Common Stock is highly illiquid and you will likely experience difficulty in re-selling
such shares at times and prices that you may desire.
Our Common Stock may not be eligible for listing or quotation on any securities exchange or over-the-counter
trading system.
We do not currently meet the initial quantitative listing standards of any national securities exchange or over-the-counter
trading system. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial listing standards, that we will be able to maintain any such listing. Further, we will be required to meet certain requirements, including prescribed periods of time trading over-the-counter
and minimum filings of periodic reports with the SEC, before we are eligible to apply for listing on a national securities exchange. We intend to contact an authorized market maker for an over-the-counter
quotation system for sponsorship of our Common Stock, but we cannot guarantee that such sponsorship will be approved and our Common Stock listed and quoted for sale. Even if our Common Stock is quoted for sale on an over-the-counter
quotation system, buyers may be insufficient in numbers to allow for a robust market and it may prove impossible to sell your shares. In addition, an investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.
The market price and trading volume of our Common Stock may be volatile and could decline significantly following the Merger.
The quotation systems, including the OTCQB or OTCQX market of the OTC Markets, or stock exchanges, including Nasdaq, on which our Common Stock may be quoted or on which our Common Stock may be listed in the future have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our Common Stock following the Merger, the market price of our Common Stock may be volatile and could decline significantly. In addition, the trading volume in our Common Stock may fluctuate and cause significant price variations to occur. If the market price of our Common Stock declines significantly, you may be unable to resell your shares at or above the price you paid for our Common Stock. The market price of Common Stock may fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•	the realization of any of the risk factors presented in this Report;

•	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;

•	additions and departures of key personnel;

•	failure to comply with the requirements of the OTC Markets or following our potential up listing on Nasdaq;

•	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

•	future issuances, sales, resales, or repurchases or anticipated issuances, sales, resales, or repurchases of our Common Stock;

•	publication of research reports about us, or our industry;

•	the performance and market valuations of other similar companies;

•	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

•	speculation in the press or investment community;

•	actual, potential or perceived control, accounting, or reporting problems; and

•	changes in accounting principles, policies, and guidelines.
In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.
The designation of our Common Stock as “penny stock” would limit the liquidity of our Common Stock.
Our Common Stock may be deemed a “penny stock” (as that term is defined under Rule
3a51-1
of the Exchange Act) in any market that may develop in the future. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stock in start-up
companies is among the riskiest equity investments. Broker-dealers who sell penny stock must provide purchasers with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stock and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. If our Common Stock is deemed “penny stock”, because of penny stock rules, there may be less trading activity in any market that develops for our Common Stock in the future and stockholders are likely to have difficulty selling their shares.
FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our Common Stock.
The Financial Industry Regulatory Authority, or FINRA, has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced
securities to their
non-institutional
customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced
securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our Common Stock, which may limit the ability of our stockholders to buy and sell our Common Stock and could have an adverse effect on the market for and price of our Common Stock.
Because we will not become a reporting company under the Exchange Act by means of a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.
Because we will not become a reporting company by conducting an underwritten initial public offering of our Common Stock, and because we will not be listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our Company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our Company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our Common Stock.

Because the Merger is a reverse merger, the registration statement we file with respect to the shares of Common Stock received by investors in the Merger might be subject to heightened scrutiny by the SEC, and we may not be able to attract the attention of major brokerage firms.
Additional risks may exist as a result of our becoming a public reporting company through a “reverse merger.” Certain SEC rules are more restrictive when applied to reverse merger companies, such as the ability of stockholders to re-sell
their shares of Common Stock pursuant to Rule 144, and the SEC may subject the registration statement we file with respect to the shares of Common Stock received by investors in the Merger and the Offering to heightened scrutiny. In addition, securities analysts of major brokerage firms may not provide coverage of our capital stock or business. Because we became a public reporting operating company through a reverse merger, there is no incentive to brokerage firms to recommend the purchase of our Common Stock. Brokerage firms may not provide analyst coverage of our capital stock or business in the future.
We are obligated to develop and maintain proper and effective internal control over financial reporting. If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired. In addition, the presence of material weaknesses increases the risk of material misstatement of the consolidated financial statements.
We are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting on its annual report on Form 10-K. Effective
internal control over financial reporting is necessary for reliable financial reports and, together with adequate disclosure controls and procedures, such internal controls are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could have a negative effect on the trading price of our Common Stock.
The report by management will need to include disclosure of any material weaknesses identified in internal control over financial reporting. However, for as long as we are an “emerging growth company” under the JOBS Act following the consummation of the Merger, its independent registered public accounting firm will not be required to attest to the effectiveness of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Management’s assessment of internal controls, when implemented, could detect problems with internal controls, and an independent assessment of the effectiveness of internal controls by our auditors could detect further problems that management’s assessment might not, and could result in the identification of material weaknesses that were not otherwise identified. Undetected material weaknesses in internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in internal control and procedures on a quarterly basis. To comply with the public company requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
We are in the early stages of developing the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete its evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in internal control over financial reporting, we will be unable to assert that internal control over financial reporting is effective.
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of its internal control, including as a result of the material weaknesses described above, we could lose investor confidence in the accuracy and completeness of financial reports, which would cause the price of our Common Stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain quoted on any over-the-counter
trading system, or following any potential listing, listed on any securities exchange.

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our Common Stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

•	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and

•	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Our status as an emerging growth company will end upon the earlier of: (a) the last day of the fiscal year following the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement; (b) the last day of the fiscal year in which we have more than $1.235 billion in annual gross revenues; (c) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
and (d) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible
debt securities.
We cannot predict if stockholders or potential stockholders will find our Common Stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some stockholders or potential stockholders find our Common Stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our Common Stock and the market price of our Common Stock may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.
We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a “smaller reporting company” even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting
Common Stock held by
non-affiliates
is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenues is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting
Common Stock held by
non-affiliates
is less than $700.0 million measured on the last business day of our second fiscal quarter.
We do not anticipate that our status as either an “emerging growth company” or a “smaller reporting company” will be impacted by the Merger.
We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.
We may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. Significant litigation costs could impact our ability to comply with certain financial covenants under our credit agreement. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Additionally, pursuant to the Engagement Agreement (as defined below) with the Placement Agent, we have agreed to indemnify the Placement Agent and certain related parties against certain liabilities that may be incurred in connection with the Offering. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Our restated certificate of incorporation and our restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:

•	permit only the board of directors to establish the number of directors and fill vacancies on the board;

•	establish a classified board;

•	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•
prohibit stockholder action by written consent after the date on which our Common Stock is first listed on a national securities exchange, which in turn would require all stockholder actions to be taken at a meeting of our stockholders;

•	prohibit cumulative voting; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for:

•	any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”), our restated certificate of incorporation, or our restated bylaws; or a

•	any action asserting a claim against us that is governed by the internal affairs doctrine.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated certificate of incorporation will provide that the federal district courts of the United States of America will, unless we consent in writing to an alternative forum, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (“
Federal Forum Provision
”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal courts or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. While neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act, the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder also must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.
In addition, Section 203 of the DGCL may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our Common Stock.
The issuance of our preferred stock could adversely affect the holders of our Common Stock in some circumstances.
The issuance of some or all of our authorized preferred stock could adversely affect the holders of our Common Stock in some circumstances. Our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power, or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.
Because we do not intend to pay dividends, stockholders will benefit from an investment in our Common Stock only if it appreciates in value.
We have never declared or paid any cash dividends on our preferred stock or Common Stock nor do we intend to do so. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of our Common Stock. As a result, the success of an investment in our preferred stock or Common Stock will depend upon any future appreciation in its value. There is no guarantee that our preferred stock or Common Stock will appreciate in value.
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.
Our stock price and trading volume following our quotation on the OTC Markets, if any, or following our potential listing on a securities exchange, if any, will be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. Securities and industry analysts do not currently, and may never, publish research on our business. If few securities or industry analysts commence coverage of us, our stock price could be negatively affected. If securities or industry analysts downgrade our Common Stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Common Stock.
Future sales of our Common Stock, including resales by existing investors or the future issuance of equity or of debt securities that are convertible into equity, may dilute existing stockholders.
The resale or sale of a substantial number of shares of our Common Stock in the public market, or the perception that such resales or sales may occur, could adversely affect the market price for our Common Stock and make it more difficult for holders to sell shares of our Common Stock at times and prices that they feel are appropriate or above the price at which they purchased their shares of Common Stock. For example, we have agreed, at our expense, to prepare and file a registration statement with the SEC registering the resale of shares of our Common Stock. We expect that, because there will be a large number of shares registered pursuant to a registration statement, selling stockholders will continue to offer shares covered by such registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time. Continued negative pressure on the market price of our Common Stock could have a material adverse effect on our ability to raise additional equity capital.

Further, if we choose to raise additional capital in the future, to the extent that additional capital is raised through the issuance of shares or other securities convertible into shares, our stockholders will be diluted.
We continue to be subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability to grow.
Following the Merger, we continue to be a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements, registration statements and other information with the SEC and furnishing audited reports to stockholders would cause our expenses to be higher than they would be if we remained privately held and did not consummate the Merger. In addition, we will incur substantial expenses in connection with the preparation of the registration statement and related documents required under the terms of the Offering.
It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.
The former stockholders of Private Blue Laser Fusion will have significant influence over the election of our board of directors and approval of any significant corporate actions, including any sale of the Company.
Immediately upon the closing of the Merger, Private Blue Laser Fusion’s founders, executive officers, directors, and other principal stockholders, in the aggregate, beneficially owned a majority of our outstanding stock. These stockholders have, and are expected to continue to have, significant influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these stockholders could have the effect of delaying or preventing an acquisition of the Company or another significant corporate transaction.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On September 4, 2026, the Company sold 910,265 shares of Common Stock in the initial closing of the Offering for aggregate gross proceeds of $25.0 million. On September 30, 2026, the Company sold 122,285 shares of Common Stock in the second closing for aggregate gross proceeds of $3.4 million, in each case at a purchase price of $27.50 per share.
On October 14, 2026, subsequent to
quarter-end,
the Company sold 208,082 shares of Common Stock in the third closing of the Offering for aggregate gross proceeds of $5.7 million, at a purchase price of $27.50 per share. Across the initial, second and third closings, the Company sold 1,240,632 shares of Common Stock for aggregate gross proceeds of $34.1 million.
Under the engagement agreement, dated June 17, 2026 (the “Engagement Agreement”), Laidlaw & Company (UK) Ltd. (“Laidlaw”) is entitled to a cash fee equal to 10.0% of gross proceeds from Laidlaw-introduced investors and 5.0% of gross proceeds from Private Blue Laser Fusion-introduced investors, and a non-allocable
expense reimbursement equal to 2.0% and 1.0% of such gross proceeds, respectively. Laidlaw is also entitled to receive warrants to purchase shares of Common Stock in respect of each closing of the Offering (the “Placement Agent Warrants”), exercisable through the seventh anniversary of the final closing of the Offering at $33.00 per share. The Company is obligated to issue to the Placement Agent Placement Agent Warrants to purchase a total of 112,790 shares of Common Stock, consisting of 101,619 shares in respect of the initial and second closings and 11,171 shares in respect of the third closing on October 14, 2026. The Placement Agent Warrants had not been issued as of the date of this Report.

The shares of Common Stock sold in the Offering were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws. The Placement Agent Warrants, and the shares of Common Stock issuable upon their exercise, will be issued in reliance on the same exemptions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

#

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE LASER FUSION, INC.

Date: November 3, 2026	By:	/s/ Shuji Nakamura
	Name:	Shuji Nakamura
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Vanessa Ann Truong
	Name:	Vanessa Ann Truong
	Title:	Chief Accounting Officer, Treasurer (Principal Financial and Accounting Officer)